Form 10KSB
period 1996-03-31
CINEMASTAR LUXURY THEATERS INC
filed 1996-07-01
CIK 931085

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(MARK ONE)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number 0-25252
                                                -------
                        CinemaStar Luxury Theaters, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

          California                                         33-0451054
- -------------------------------                      -------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
 incorporation or organization)

                   431 College Blvd., Oceanside, CA     92057-5435
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (619) 630-2011
                -------------------------------------------------
                (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
- -------------------                  -----------------------------------------
       None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                              Redeemable Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past
90 days. YES  X   NO
            ----    ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._____

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 26, 1996 as reported on the NASDAQ Small Capital Market, was approximately $24,335,500. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Issuer's revenues for the year ended March 31, 1996 totaled $11,524,740.

As of June 26, 1996 Registrant had outstanding 6,327,152 shares of Common
Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below: Part III, Items 9, 10, 11, and 12 - Definitive proxy statement for the 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

         Transitional Small Business Disclosure Format   Yes    No X
                                                            ---   ---

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

CinemaStar Luxury Theaters, Inc. (the "Company") develops, owns and operates multi-screen, primarily first-run movie theater locations in Southern California. The Company currently operates theaters having a total of 44 screens in San Diego and Riverside Counties in Southern California. Construction of the Company's first theater, an eight screen leased theater complex at the Mission Marketplace Shopping Mall in Oceanside, California, was completed in November 1991. In May 1992, the Company opened the Galaxy Six Cinemas in Bonsall, California. In May 1993, the Company opened the Chula Vista 10, a 10 screen leased theater complex in Chula Vista, California. The Company acquired a six screen complex in Chula Vista, California in August 1995. In March 1996, the Company opened a leased 14 screen theater in Riverside, California. The Company has entered into agreements pursuant to which it has agreed to develop a leased 10 screen theater complex in Perris, California, develop a leased 10 screen theater complex in Riverside, California, develop a leased nine screen theater complex in Chula Vista, California and develop a leased 10 screen theater complex in Thousand Oaks, California. In addition, CinemaStar Luxury Theaters, S.A. de C.V., a 75% owned subsidiary of the Company, is developing a leased 12 screen theater in Guadalajara, Mexico and a leased 10 screen theater in Tijuana, Mexico.

The Company has pursued a strategy of selectively developing and leasing multi-screen theaters, except for the six screen complex in Chula Vista which it owns. In evaluating theaters, the Company attempts to locate sites in which it believes it can achieve a leading market position as the sole or leading exhibitor in the targeted film licensing zones. A film licensing zone (a "film zone") is a geographic area established by film distributors, generally encompassing a radius of from three to six miles in metropolitan and suburban markets (depending primarily upon population density), in which a given film is allocated to only one theater. The Company believes that 30 of its 44 screens are located in film zones in which it presently is the only exhibitor. In the Riverside market where So Cal Theaters has theaters in proximity to the Ultraplex 14 at Mission Grove, the Company believes that it is the leading theater in the market. By developing theaters in film zones in which there are a limited number of theaters, the Company believes it is able to select the most desirable films from, and negotiate more effectively with, motion picture distributors that supply the Company's theaters with films. Film zones are designated in the sole discretion of film distributors and may be changed at any time for a variety of reasons, most of which are outside the control of the Company.

The Company believes that the locations of its theaters, as well as its high-quality sound systems, state-of-the-art projection equipment, luxurious appointments, such as roomy, comfortable seats and spacious seating configurations, and a carefully selected and trained staff which emphasizes service, provide patrons with an enjoyable movie-going experience. The Company's theater complexes typically contain multiple auditoriums each having 120 to 390 seats, which provides the Company the flexibility to adjust its screening schedules by shifting films from larger to smaller auditoriums within the same complex in response to audience demand. The Company expects that its future growth will be dependent upon its ability to develop theaters in desirable locations, although it may consider strategic acquisitions of existing theaters or theater chains.

The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and locating new theater sites. Many of the Company's competitors, including United Artists Theaters, Pacific Theaters and Mann Theaters, each of which operates one or more theaters in the same geographic vicinity as the Company's current theaters, have been in existence longer, are better established in the markets in which the Company's theaters are or may be located and are better capitalized than the Company. Competition can also come from other sources such as cable television and video tapes. The ability of the Company to operate successfully depends on a number of factors, the most important of which is the availability of marketable motion pictures. Although the Company believes it can favorably compete with respect to the licensing of films, poor relationships with film distributors, a disruption in the production of motion pictures or poor commercial success of motion pictures booked by the Company would have a material adverse effect upon the Company's business and results of operation.

The Company was incorporated in California in April 1989 under the name Nickelodeon Theater Co., Inc. and adopted its current name in August 1995. The Company's executive offices are located at 431 College Boulevard, Oceanside, California 92057 and its telephone number is (619) 630-2011.

OVERVIEW OF MOVIE EXHIBITION INDUSTRY

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of single screen theaters to large national chains of multi-screen theaters, many of which are affiliated with entertainment conglomerates. In an effort to achieve greater operating efficiencies, many theater operators have emphasized the development of multi-screen theater complexes over the past decade, as evidenced by a gradual increase in the total number of screens in the United States as well as an increase in the average number of screens per location.

Theatrical motion picture exhibition is typically the initial release vehicle for filmed entertainment. However, the motion picture exhibition industry faces competition from a number of motion picture exhibition delivery systems. In recent years, alternative motion picture exhibition delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassettes and pay-per-view. Management believes that the emergence of these and other new forms of home entertainment has not adversely affected theater admissions, as evidenced by the relatively stable motion picture attendance patterns over the past ten years. Annual U.S. theater attendance during this period has ranged from approximately 1.0 billion to 1.2 billion. However, there can be no assurance that new or alternative forms of entertainment or motion picture delivery systems will not adversely impact motion picture attendance in general or at the Company's theaters in particular. Movie theaters also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

Traditionally, the motion picture industry's largest producers and distributors have been the seven major studios (Paramount, Disney/Touchstone, Warner Brothers, Columbia/Tri-Star, Universal, 20th Century Fox and MGM/UA). Since 1989, films distributed by these companies typically have accounted for between approximately 84% and 96% of annual U.S. admissions revenues. No single one of the seven major studios dominates the film distribution market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor commercial success of motion pictures would have a material adverse effect upon the Company's business and results of operations. In June 1996, Disney announced plans to distribute significantly fewer films in the future than they are presently distributing. Other distributors may also produce fewer films.

In licensing films, film distributors typically establish geographic film licensing zones and allocate each available film to one theater within that zone. As a result, the ability of motion picture exhibitors to maintain good working relationships with each of the major distributors is an important factor in the success of such exhibitor. The Company believes that it has good working relationships with each of the major motion picture distributors. See "Business -- Film Licensing."

The motion picture exhibition industry tends to be seasonal, as major film distributors have generally released the films expected to the greatest commercial appeal during the summer and the Thanksgiving through the year-end holiday season. However, the Company believes that this seasonality has been reduced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

BUSINESS STRATEGY

The Company believes that the following characteristics are the key elements of its operating strategy:

Identify Favorable Target Markets. The Company attempts to target markets in which it believes it can achieve a market position as a leading motion picture exhibitor. Thirty of the Company's forty-four screens are located in film licensing zones in which it currently is the only exhibitor. The Company believes that a leading market position will enable it to achieve a significant competitive advantage with respect to film bookings. In addition, the Company attempts to identify development sites in areas having economic and demographic trends that are favorable to increased motion picture attendance.

Develop Multi-Screen Theaters. All of the Company's current and proposed screens are located in multi-screen theaters. By pursuing a multi-screen strategy, the Company believes it is able to reduce its dependence on any single film, more effectively respond to demand by adjusting its screening schedules to respond to attendance increases or decreases during the release life of a given film, and achieve operating efficiencies through staggered film starts that enable the Company to reduce the amount of staffing required to show its films.

Focus on Patron Satisfaction. The Company attempts to develop and operate conveniently located, high quality facilities that offer a wide variety of films. To enhance the movie going experience, the Company typically invests in high-quality sound and projection equipment, luxurious appointments and a carefully selected and trained staff which emphasizes service.

THEATER OPERATIONS

Development of Theaters. The Company generally oversees the design, development and construction of the theaters that it leases. In this regard, the Company's primary concerns are to identify potential theater sites in which it believes it will be the sole or leading exhibitor in the target film zone and to develop and/or acquire such sites at a reasonable cost. Other factors considered by the Company in the selection of a potential theater site include the size and demographics of the surrounding population, the accessibility and visibility of the theater site and economic trends in the surrounding community.

Once a potential theater site has been selected and the Company determines that it wishes to develop such site, the Company negotiates and enters into a lease contract with the owner of the undeveloped property. Pursuant to the terms of the lease contract, the property owner advances to the Company a negotiated estimate of the construction costs for the development. Developments typically include the Company's theater as the "anchor" tenant, but include other retail or commercial space as well.

Once a lease, basic design and construction budget have been negotiated, the Company, through an independent construction project manager, oversees the design, construction and development of the Company's theater. The Company is responsible for completing construction of the theater project within the negotiated construction budget. In the event that the construction budget is not sufficient, the Company is required to fund any shortfall. Similarly, in the event that the Company is able to develop a site for less than the construction budget, any excess funds are retained by the Company.

By directly overseeing the construction and development of its theaters, the Company believes it is able to retain control over the quality and timing of construction. However, as a developer of theater properties, the Company is subject to many of the risks inherent in the development of real estate, including the risk that the construction funds advanced by the property owner will be insufficient to pay for the costs of construction. Other risks associated with the development and construction of theaters include the effects of governmental restrictions or changes in federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any theater development in a timely manner or within its proposed budget.

Additional Revenue Sources

Concessions - In addition to revenues from box office admissions, the Company receives revenues from concession sales. Concession sales typically constitute approximately 27% to 32% of the Company's revenues for a given fiscal year. During fiscal 1995 and 1996, concession sales constituted 29.4% and 27.9% of the Company's total revenues, respectively. The Company's theaters offer a wide range of concession choices. The Company has entered into a long-term concession agreement with Pacific Concessions, Inc. for The Mission Market 8, Chula Vista 10, and Bonsall Galaxy 6 theaters. Pursuant to the terms of these agreements, Pacific Concessions, Inc. installs and supplies counters, equipment, paper and food items in a given theater, while the Company provides the concession space and employees to operate the concession stands. The agreements with Pacific Concessions, Inc. provide that the Company will receive approximately 60% of the gross concession revenues generated at a given theater and Pacific Concessions, Inc. receives the remainder. The concession agreements have terms ranging from eight to ten years and may be terminated by the Company prior to the expiration of the term upon payment of an early termination fee equal to 7.5% of the average monthly net concession sales multiplied by the number of months remaining in the term, less six months. The concessions for Chula Vista 6 and Mission Grove 14 are managed directly by the Company and purchased from Metropolitan Concessions Industries. The Company plans in future theaters to purchase concessions from the best source with consideration as to cost, product quality, and responsiveness of the vendor.

Video Games - Video games in all three locations were leased from third parties on a short-term basis and located in the lobby area of the Company's theaters. For the leased games half of all revenues collected are given to the lessor of the machines. In 1995 the Company terminated the third party involvement for its locations and purchased video games, skill games, and a photo booth to replace the leased video games. At all locations the Company now receives all of the proceeds which must now cover video game purchases and maintenance of the equipment. The Company intends in the future to purchase its own machines for all present and future locations. Video games do not constitute a significant portion of the Company's revenues. During fiscal 1995 and 1996, revenues from video games were $55,455 (0.6% of total revenues) and $181,652 (1.6% of total revenues), respectively.

Advertising and Marketing

The Company relies upon advertisements and movie schedules published in newspapers to inform its patrons of film selections and show times. Primary television, radio and print advertising campaigns for major film releases are carried out and paid for by film distributors. The Company also participates in national "co-op" advertising with all major film distributors. In "co-op" advertising, the Company and a film distributor share the cost of advertising for a feature film that also advertises that the film is showing at one or more of the Company's theaters. The Company's theaters also show previews of coming attractions and films already playing at the Company's theaters in the same market area.

In connection with the opening of a new theater, the Company utilizes a variety of promotional programs to create public awareness of the theater. Such promotional programs generally include discounted tickets and concession programs as well as more traditional printed advertising.

FILM LICENSING

The Company licenses films from distributors on a film-by-film and theater-by-theater basis. Prior to negotiating for a film license, representatives of the Company generally preview and evaluate upcoming films on the basis of cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture of America rating. The Company's success in licensing a given film depends to a large extent upon its knowledge of trends and historical film preferences of the residents in markets served by the Company's theaters, as well as on the availability of commercially successful motion pictures. The Company negotiates and obtains film licenses through a film booking arrangement with a director and officer of the Company. See "Certain Relationships and Related Transactions."

Films are licensed from the major film distributors and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones, generally encompassing a radius from three to six miles in metropolitan and suburban markets (depending primarily on population density) ("film zones"), and allocate each available film to one theater within that zone. The Company generally attempts to locate its theaters in film zones in which it is the sole or one of a few exhibitors, thereby permitting the Company to exhibit many of the most commercially successful films in these zones. The Company believes that 30 of its 44 screens are located in film zones in which it currently is the sole exhibitor, and that the Ultraplex 14 at Mission Grove is the leading theater in its film zone.

In film zones where the Company is the sole exhibitor, film licenses for the Company are generally obtained by the Company selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will generally either require the exhibitors in the zone to bid for a film or will allocate films among the exhibitors in the film zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor. Over the past several years, distributors have generally used the allocation rather than bidding process, and exhibitors compete for licenses based upon economic terms. The Company currently does not bid for films in any of its markets, although it may be required to do so in the future.

The Company predominantly licenses "first run" films. If a film has substantial remaining potential following its first run, the Company may license it for a "second run." Second runs enable the Company to exhibit a variety of films during periods in which there are few new releases. Film distributors establish second run availability on a national or market-by-market basis after the release in first run theaters and generally permit each theater within the market to exhibit such films.

Film licenses entered into in either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or theater admissions revenue formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts from the licensed film with the percentage declining over the term of the film run. First run film rental fees usually begin at approximately 70% of box office receipts for the licensed film and gradually decline, over a period of four to seven weeks, to as low as 30% of box office receipts. Second run film rental fees typically begin at 35% of box office receipts for the licensed film and often decline to 30% of box office receipts after the first week. Under a theater admissions revenue formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts for a given film over a negotiated allowance for theater expenses. In addition, if the distributor deems a film to be extremely promising, the Company may be required to make refundable advance payments of film rental fees in order to obtain a license for a film. Although generally not specifically contemplated by the provisions of film licenses, the terms of film licenses often are adjusted or renegotiated subsequent to the initial release of the film.

The Company's business is dependent upon the availability of marketable motion pictures and its relationships with distributors. Many distributors provide first run movies to the motion picture exhibition industry; however, distribution has been historically dominated by seven distributors (Warner Brother, Paramount, 20th Century Fox, Universal, Disney/Touchstone, MGM/UA and Columbia/Tri-Star) which, since 1989, have typically accounted for between approximately 84% and 96% of domestic admission revenues and virtually every one of the top grossing films in a given year. No single one of the seven major distributors dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, poor commercial success of motion pictures or poor relationships with distributors would have a material adverse effect upon the Company's business and results of operations. In June 1996, Disney announced plans to distribute significantly fewer films in the future than they are presently distributing. Other distributors may also produce fewer films.

COMPETITION

The motion picture exhibition industry is highly competitive, particularly with respect to film licensing including terms, the seating capacity, location and prestige of an exhibitor's theaters, the quality of projection and sound equipment at the theaters and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices. The Company believes that it competes favorably with respect to each of these factors.

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of a single screen theater to large national chains of multi-screen theaters affiliated with entertainment conglomerates. Many of the Company's competitors, including United Artists Theaters, Pacific Theaters and Mann Theaters, have been in existence significantly longer than the Company and are both better established in the markets where the Company's theaters are or may be located and are better capitalized than the Company.

Many of the Company's competitors have established, long-term relationships with the major motion picture distributors (Paramount, Disney/Touchstone, Warner Brothers, Columbia/Tri-Star, Universal, 20th Century Fox and MGM/UA), who distribute a large percentage of successful films. Although the Company attempts to identify film licensing zones in which there is no substantial current competition, there are no significant barriers to entry in the motion picture exhibition industry and there can be no assurance that competition will not develop theaters in the same film zone or geographic vicinity as the Company's theaters.

The Company believes that there is a growing trend in the motion picture exhibition industry toward larger, multi-screen theater complexes having as many as 30 screens which are part of larger family entertainment centers offering both traditional motion picture entertainment and other forms of family entertainment for its patrons. Certain of the Company's competitors have sought to increase the number of theaters and screens in operation. Such increase may cause certain markets to become over-screened, resulting in a negative impact on the earnings of the theaters involved, including the Company's theaters in those markets.

Future advancements in motion picture exhibition technology and equipment may result in the development of state-of-the-art theaters by the Company's competitors which may make the Company's current theaters obsolete. There can be no assurance that the Company will be able to incorporate such new technology or equipment, if any, into its existing or future theaters.

In recent years, alternative motion picture exhibition delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassettes and pay-per-view. While the impact of such delivery systems on movie theaters is difficult to determine precisely, there can be no assurance that they will not adversely impact attendance at the Company's theaters. Movie theaters also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

GOVERNMENT REGULATION

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The Company has never been a party to any of such cases but its licensing operations are subject to decrees issued in connection with such cases. Consent decrees resulting from these cases, which predate the formation of the Company, bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theater-by-theater basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with the major distributors, but must negotiate for licenses on a film-by-film and theater-by-theater basis.

The federal Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company designs its theaters in development so that they are in conformity with the ADA and it believes that its existing theaters are in substantial compliance with all currently applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled and the Company does not currently anticipate that such compliance will have a material adverse effect on the Company.

The Company's theater operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements and licensing. A significant portion of the Company's employees are paid at the federal minimum wage and, accordingly, further increases in the minimum wage would increase the Company's labor costs. Several bills are pending before Congress that would significantly increase the minimum wage and that would materially increase the Company's labor costs.

In connection with the construction of its theaters, the Company, its contractors or landlords will be subject to the building permit and other requirements of local zoning and other laws and regulations. The Company does not anticipate that compliance with such laws and regulations will have a material adverse effect on its business.

EMPLOYEES

As of June 6, 1996, the Company employed 258 persons, of which 35 were full-time and 223 were part-time employees. Of the Company's employees, seventeen are corporate personnel, eighteen are theater management personnel and the remainder are hourly personnel. The Company is not subject to any union or collective bargaining agreements and considers its employee relations to be good.

RISK FACTORS


         History of Losses. The Company was founded in April 1989. Operations began with the completion of construction of the Company's first theater in November 1991. The Company has had significant net losses in each fiscal year of its operations, including net losses of $2,086,418 and $638,585 in the fiscal years ended March 31, 1995 and 1996, respectively. Through March 31, 1996, the Company has accumulated losses aggregating $5,426,903.

         Need for Additional Financing; Use of Cash. The Company has aggressive expansion plans. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 61 additional screens at six locations during fiscal 1997. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $6,200,000. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, during fiscal 1997. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

         Potential Dilution. The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments are convertible into common stock of the Company at a conversion price that is significantly lower than the price at which the Company's common stock is trading. The Company believes that because of its history of operating losses, limited equity, and rapid growth plans, it has limited options in acquiring the additional debt and/or equity the Company may issue debt and/or equity securities, or securities convertible into its equity securities, on terms that could result in substantial dilution to its existing shareholders. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities convertible into common stock at conversion prices that are significantly lower than the current market price of the Company's common stock. In addition, certain potential investors have indicated that they will require that the conversion price adjust based on the current market price of the Company's common stock. In the event of a significant decline in the market price for the Company's common stock, such a conversion feature could result in significant dilution to the Company's existing shareholders. In addition, the Company has issued securities in offshore transactions pursuant to Regulation S, promulgated by the Securities and Exchange Commission, and may do so in the future. Because the purchasers of such securities are free to sell the securities after holding them for a minimum of 40 days pursuant to Regulation S, sales of securities by such holders may adversely impact the market price of the Company's common stock.

         Dependence on Films. The ability of the Company to operate successfully depends upon a number of factors, the most important of which is the availability of marketable motion pictures. Poor relationships with film distributors, a disruption in the production of motion pictures or poor commercial success of motion pictures would have a material adverse effect upon the Company's business and results of operations. See "Business -- Film Licensing."

         Long-Term Lease Obligations; Periodic Rent Increases. The Company operates most of its current theaters pursuant to long-term leases which provide for large monthly minimum rental payments which increase periodically over the terms of the leases. The Chula Vista 6 is owned by the Company and not subject to such lease payments. The Company will be dependent upon increases in box office and other revenues to meet these long-term lease obligations. In the event that box office and other revenues decrease or do not significantly increase, the Company will likely not have sufficient revenues to meet its lease obligations, which would have a material adverse effect on the Company and its results of operations. See "Business -- Theater Operations".

         Possible Delay in Theater Development and Other Construction Risks.
In connection with the development of its theaters, the Company typically receives a construction budget from the property owner and oversees the design, construction and completion of the theater site. The Company is generally responsible for construction costs in excess of the negotiated construction budget. As a result, the Company is subject to many of the risks inherent in the development of real estate, many of which are beyond its control. Such risks include governmental restrictions or changes in Federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any theater development in a timely manner or within its proposed budget. The Company has experienced cost overruns and delays in connection with the development of one of its existing theaters and no assurance can be given that such overruns and delays will not occur with respect to any future theater developments. Failure of the Company to develop its theaters within the construction budget allocated to it will likely have a material adverse effect on the Company. See "Business -- Theater Operations."

         In addition, the Company will be dependent upon unaffiliated contractors and project managers to complete the construction of its theaters. Although the Company believes that it will be able to secure commitments from contractors, project managers and other personnel needed to design and construct its theaters, the inability to consummate a contract for the development of a theater or any subsequent failure of any contractor or supplier to comply with the terms of its agreement with the Company might have a material adverse effect on the Company. See "Business -- Theater Operations
- -- Development of Theaters."

         Dependence on Ability to Secure Favorable Locations and Lease Terms. The success of the Company's operations is dependent on its ability to secure favorable locations and lease terms for each of its theaters. There can be no assurance that the Company will be able to locate suitable locations for its theaters or lease such locations on terms favorable to it. The failure of the Company to secure favorable locations for its theaters or to lease such locations on favorable terms would have a material adverse effect on the Company.

         Competition. The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and finding new theater sites. There are a number of well-established competitors with substantially greater financial and other resources than the Company that operate in Southern California. Many of the Company's competitors, including United Artists Theaters, Pacific Theaters, and Mann Theaters, each of which operates one or more theaters in the same geographic vicinity as the Company's current theaters, have been in existence significantly longer than the Company and are both better established in the markets where the Company's theaters are or may be located and better capitalized than the Company. Competition can also come from other sources such as television, cable television, pay television, direct satellite television and video tapes.

         Many of the Company's competitors have established, long-term relationships with the major motion picture distributors (Paramount, Disney/Touchstone, Warner Brothers, Columbia/Tri-Star, Universal and 20th Century Fox), who distribute a large percentage of successful films. Although the Company attempts to identify film licensing zones in which there is no substantial current competition, there can be no assurance that the Company's competitors will not develop theaters in the same film zone as the Company's theaters. To the extent that the Company directly competes with other theater operators for patrons or for the licensing of first-run films, the Company may be at a competitive disadvantage. See "Business -- Overview of Movie Exhibition Industry" and "Business -- Film Licensing."

         Although the Company attempts to develop theaters in geographic areas that it believes have the potential to generate sufficient current and future box office attendance and revenues, adverse economic or demographic developments, over which the Company has no control, could have a material adverse effect on box office revenues and attendance at the Company's theaters. In addition, there can be no assurance that new theaters will not be developed near the Company's theaters, which development might alter existing film zones and might have a material adverse effect on the Company's revenues and earnings. In addition, future advancements in motion picture exhibition technology and equipment may result in the development of costly state-of-the-art theaters by the Company's competitors which may make the Company's current theaters obsolete. There can be no assurance that the Company will be financially able to pay for or able to incorporate such new technology or equipment, if any, into its existing or future theaters.

         In recent years, alternative motion picture exhibition delivery systems have been developed for the exhibition of filmed entertainment, including cable television, direct satellite delivery, video cassettes and pay-per-view. An expansion of such delivery systems could have a material adverse effect on motion picture attendance in general and upon the Company's business and results of operations. See "Business -- Competition."

         Geographic Concentration. Each of the Company's current theaters are located in San Diego or Riverside Counties, California and the proposed theaters are all in Southern California or Mexico. As a result, negative economic or demographic changes in Southern California will have a disproportionately large and adverse effect on the success of the Company's operations as compared to those of its competitors having a wider geographic distribution of theaters.

         Dependence on Concession Sales. Concession sales accounted for 29.4% and 27.9% of the Company's total revenues in the fiscal years ended March 31, 1995 and 1996, respectively. Therefore, the financial success of the Company depends, to a significant extent, on its ability to successfully generate concession sales in the future. The Company currently depends upon Pacific Concessions, Inc. ("Pacific Concessions"), a creditor of the Company, to operate and supply the concession stands located in certain of the Company's theaters. The Company's concession agreements with Pacific Concessions may be terminated by the Company prior to the expiration of their respective terms upon payment of a substantial early termination fee. See "Business -- Theater Operations -- Additional Revenue Sources."

         Relationship with Pacific Concessions. The Company utilizes loans from Pacific Concessions to fund a portion of its operations. In the Company's loan agreements with Pacific Concessions, an event of default is defined to include, among other things, any failure by the Company to make timely payments on its loans from Pacific Concessions. In the event that an event of default occurs under such loan agreements, Pacific Concessions has certain remedies against the Company in addition to those afforded to it under applicable law, including, but not limited to, requiring the Company to immediately pay all loan amounts due to Pacific Concessions and requiring the Company to sell, liquidate or transfer any of its theaters and related property to third parties in order to make timely payments on its loans. If the Company were to default under any of its agreements with Pacific Concessions, and if Pacific Concessions enforced its rights thereunder, the Company would be materially adversely affected. See "Business -- Theater Operations -- Additional Revenue Sources"

         Control of the Company. As of June 26, 1996, the current officers and directors of the Company own approximately 50.4% of the Common Stock (27.5% assuming exercise in full of the Redeemable Warrants and conversion of debentures). As a result, these individuals are in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors.

         Dependence on Management. The Company is significantly dependent upon the continued availability of John Ellison, Jr., Alan Grossberg and Jerry Willits, its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Vice President, respectively. The loss or unavailability of any one of these officers to the Company for an extended period of time could have a material adverse effect on the Company's business operations and prospects. To the extent that the services of these officers are unavailable to the Company for any reason, the Company will be required to procure other personnel to manage and operate the Company and develop its theaters. There can be no assurance that the Company will be able to locate or employ such qualified personnel on acceptable terms. The Company has entered into five-year employment agreements with each of Messrs. Ellison, Grossberg and Willits. The Company maintains "key man" life insurance in the amount of $1,250,000 on the lives of each of John Ellison, Jr., Alan Grossberg and Russell Seheult (the Chairman of the Company's Board of Directors), with respect to which the Company is the sole beneficiary.

         Expansion; Management of Growth. The Company's plan of operation calls for the rapid addition of new theaters and screens. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and personnel and other factors, such as general economic and demographic conditions, which are beyond the control of the Company. Such growth, if it occurs, could place a significant strain on the Company's management and operations. To manage such growth effectively, the Company will be required to increase the depth of its financial, administrative and theater management staffs. The Company has not conducted any efforts to determine the feasibility of expanding its staff, but in the past has been able to identify and hire qualified personnel available to satisfy its growth requirements. There can be no assurance, however, that the Company will be able to identify and hire additional qualified personnel or take such other steps as are necessary to manage its growth, if any, effectively. In addition, there is no assurance that the Company will be able to open any new theaters or that, if opened, those theaters can be operated profitably.

         Risks of International Expansion. The Company has signed agreements to lease a 12 screen theater in Guadalajara, Mexico and a 10 screen theater in Tijuana, Mexico through CinemaStar Luxury Theaters, S.A. de C.V., a Mexican corporation in which the Company has a 75% ownership interest. To the extent that the Company elects to develop theaters in Mexico or any other country, the Company will be subject to the attendant risks of doing business abroad, including adverse fluctuations in currency exchange rates, increases in foreign taxes, changes in foreign regulations, political turmoil, deterioration in international economic conditions and deterioration in diplomatic relations between the United States and such foreign country. Recently the value of the Mexican Peso has fallen in relation to the U.S. Dollar and Mexico is experiencing substantial inflation. See "Business -- Theater Operations."

         Fluctuations in Quarterly Results of Operations. The Company's revenues have been seasonal, coinciding with the timing of major releases of motion pictures by the major distributors. Generally, the most marketable motion pictures have been released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of such releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for subsequent quarters. See "Business -- Overview of Movie Exhibition Industry."

         Potential Business Interruption Due to Earthquake. All of the Company's current and proposed theaters are or will be located in seismically active areas of Southern California and Mexico. In the event of an earthquake of significant magnitude, damage to any of the Company's theaters or to surrounding areas could cause a significant interruption or even a cessation of the Company's business, which interruption or cessation would have a material adverse effect on the Company, its operations and any proposed theater development. Although the Company maintains business interruption insurance, such insurance does not protect against business interruptions due to earthquakes.

         Officer's Other Business Activities. Alan Grossberg, the Company's Executive Vice President and Chief Financial Officer, devotes a portion of his time and activities to the operation of a motion picture booking business. Pursuant to the terms of his employment agreement, Mr. Grossberg will not be required to devote a specific amount of time to his duties to the Company, but will be required to devote only such time and attention as may be reasonably necessary to perform and carry out such duties. It is anticipated that Mr. Grossberg will devote approximately eight to 12 hours per week to his motion picture booking business and 28 to 32 or more hours per week to the Company's affairs. It is expected that a substantial portion of the booking services to be rendered by Mr. Grossberg will be provided to the Company. To the extent that Mr. Grossberg's film booking activities prevent him from devoting his complete time and attention to the business of the Company, its operations and future potential expansion could be materially adversely affected. See "Executive Compensation -- Employment and Consulting Agreements" and "Certain Relationships and Related Transactions."

         Conflicts of Interest. Several possible conflicts of interest may exist between the Company and its officers and directors. In particular, certain officers and directors have directly or indirectly advanced funds or guaranteed loans or other obligations of the Company. As a result, a conflict of interest may exist between these officers and directors and the Company with respect to the determination of which obligations will be paid out of the Company's operating cash flow and when such payments will be made. See "Certain Relationships and Related Transactions." Another potential conflict of interest may exist between Alan Grossberg and the Company with respect to the amount of time devoted by Mr. Grossberg to the Company's affairs. Pursuant to the terms of his employment agreement with the Company, Mr. Grossberg is permitted to conduct film booking services for entities other than the Company (so long as such services are not rendered to theaters owned or operated in a film licensing zone in which the Company owns, operates or has a commitment to lease or develop a theater). See "Executive Compensation -- Employment and Consulting Agreements" and "Certain Relationships and Related Transactions."
As a result, a conflict may result between the demands placed on Mr. Grossberg by the Company and by his film booking business. In addition, a conflict of interest between the Company and Mr. Grossberg existed in connection with the negotiation of the terms of Mr. Grossberg's film booking agreement with the Company. In order to reduce the potential conflicts of interest between the Company and its officers and directors, prior to entering into any transaction in which a potential material conflict exists, the Company's policy has been and will continue to be to obtain the approval of a majority of the disinterested members of the Company's Board of Directors or the approval of holders of a majority of the shares of the Company's Common Stock (excluding the shares owned by the interested party). However, there can be no assurance that conflicts will be resolved in a manner favorable to the Company.

         Compensation of Executive Officers. Effective August 1994, the Company entered into five-year employment agreements with each of John
Ellison, Jr., Alan Grossberg and Jerry Willits, pursuant to which their annual salaries are $197,106, $145,860 and $94,380, respectively, subject to annual increases of between 10% and 12%. Mr. Grossberg (or an entity controlled by him) receives an additional $52,000 per year in exchange for film booking services. In addition, Messrs. Ellison, Grossberg and Willits will be entitled to receive substantial bonuses based on a percentage of net income in the event that the Company's net income for a given year exceeds $2 million and additional bonuses in the event that the Company has net income in excess of $7 million in a given year. Each of Messrs. Ellison, Grossberg and Willits will also receive an automobile allowance of up to $650 per month and certain insurance and other benefits. Moreover, in the event that Mr. Ellison or Mr. Grossberg is terminated or is not reelected or appointed as a director or executive officer of the Company for any reason other than for an uncured breach of his obligations under his employment agreement or his conviction of a felony involving moral turpitude, he shall have the right to receive his annual salary and bonuses for the remainder of the original five-year term of the contract. See "Executive Compensation -- Employment and Consulting Agreements." The employment agreements described above require that the Company pay substantial salaries during each year of the five year terms thereof to each of Messrs. Ellison, Grossberg and Willits, regardless of the Company's financial condition or performance. As a result, the agreements could have a material adverse effect on the Company's financial performance and condition.


         No Assurance of Continued NASDAQ Inclusion; Risk of Low-Priced Securities. In order to qualify for continued listing on NASDAQ, a company, among other things, must have $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price of $1.00 per share. If the Company is unable to satisfy the maintenance requirements for quotation on NASDAQ, of which there can be no assurance, it is anticipated that the Securities would be quoted in the over-the-counter market National Quotation Bureau ("NQB") "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market price of, the Securities, which may materially adversely affect the liquidity of the market for the Securities. In addition, if the Securities are delisted from NASDAQ, they might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission (the "Commission") relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

         Although the Company believes that the Securities are not defined as a penny stock due to their continued listing on NASDAQ, in the event the Securities subsequently become characterized as a penny stock, the market liquidity for the Securities could be severely affected. In such an event, the regulations relating to penny stocks could limit the ability of broker-dealers to sell the Securities.

         Risk of Limitation of Use of Net Operating Loss Carryforwards. As of March 31, 1996, the Company had net operating loss carryforwards of approximately $3,500,000 for federal income tax purposes, which may be utilized through 2006 to 2011, and approximately $1,700,000 for state income tax purposes, which may be utilized through 1998 to 2001 (subject to certain limitations). As of March 31, 1996, the Company's deferred tax assets, consisting primarily of the net operating loss carryforwards, have been fully reserved since the assets are not more likely than not realizable. The initial public offering and certain other equity transactions resulted or may have resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period may be subject to certain specified annual limitations. If there has been an ownership change for purposes of the Code, there can be no assurance as to the specific amount of net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact-dependent formula.

         Possible Volatility of Common Stock and Redeemable Warrant Prices.
The trading prices of the Securities may respond to quarterly variations in operating results and other events or factors, including, but not limited to, the sale or attempted sale of a large amount of the Securities into the market. In addition, the stock market has experienced extreme price and volume fluctuations in recent years, particularly in the securities of smaller companies. These fluctuations have had a substantial effect on the market prices of many companies, often unrelated to the operating performance of the specific companies, and similar events in the future may adversely affect the market prices of the Securities.

         Issuance of Preferred Stock. The Board of Directors of the Company has the authority to issue up to 100,000 shares of preferred stock, without par value, in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the shareholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of Common Stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the Common Stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to the Common Stock.

         The authority possessed by the Board of Directors to issue preferred stock could potentially be used to discourage attempts by others to obtain control of the Company through a merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly.
The Board has designated 25,000 shares of preferred stock as Series A Preferred Stock. There are no issued and outstanding shares of preferred stock and, there are no agreements or understandings regarding the issuance of preferred stock.

         Current Prospectus and State Registration Required To Exercise Redeemable Warrants. The Redeemable Warrants are not exercisable unless, at the time of the exercise, the Company has a current prospectus covering the shares of Common Stock issuable upon exercise of the Redeemable Warrants and such shares have been registered, qualified or deemed to be exempt under the securities or "blue sky" laws of the state of residence of the exercising holder of the Redeemable Warrants. Although the Company has undertaken to use its best efforts to have all of the shares of Common Stock issuable upon exercise of the Redeemable Warrants registered or qualified on or before the exercise date and to maintain a current prospectus relating thereto until the expiration of the Redeemable Warrants, there is no assurance that it will be able to do so. The value of the Redeemable Warrants may be greatly reduced if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the states in which the holders of the Redeemable Warrants then reside.

         Investors may purchase the Redeemable Warrants in the secondary market or may move to jurisdictions in which the shares underlying the Redeemable Warrants are not registered or qualified during the period that the Redeemable Warrants are exercisable. In such event, the Company will be unable to issue shares to those persons desiring to exercise their Redeemable Warrants unless and until the shares are qualified for sale in jurisdictions in which such purchasers reside, or an exemption from such qualification exists in such jurisdictions, and holders of the Redeemable Warrants would have no choice but to attempt to sell the Redeemable Warrants in a jurisdiction where such sale is permissible or allow them to expire unexercised.

         Speculative Nature of Redeemable Warrants; Adverse Effect of Possible Redemption of Redeemable Warrants. The Redeemable Warrants do not confer any rights of Common Stock ownership on the holders thereof, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of the Redeemable Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.00 per share, subject to adjustment in the event of certain dilutive events, on or prior to February 6, 2000, after which date any unexercised Redeemable Warrants will expire and have no further value. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the Redeemable Warrants, and consequently, whether it will ever be profitable for holders of the Redeemable Warrants to exercise the Redeemable Warrants.

         The Redeemable Warrants are subject to redemption by the Company, at any time on 30 days prior written notice, at a price of $0.25 per Redeemable Warrant if the average closing bid price for the Common Stock equals or exceeds $7.00 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. Redemption of the Redeemable Warrants could force the holders thereof to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for such holders to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants, or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants will automatically forfeit their rights to purchase shares of Common Stock issuable upon exercise of the Redeemable Warrants unless the Redeemable Warrants are exercised before they are redeemed.

         On May 3, 1996, the Company filed a registration statement and other related documents with the Securities and Exchange Commission in connection with a potential temporary reduction in the exercise price of its Redeemable Warrants and the issuance of certain new warrants to holders of Redeemable Warrants who choose to exercise the Redeemable Warrants. The registration statement is pending and no final decision has been made by the Company to proceed with the proposed transaction. In the event the Company elects to proceed with the transaction, the market value of the Company's Common Stock and Redeemable Warrants could be materially and adversely affected.

         No Dividends. The Company has not paid any dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future. Earnings, if any, are expected to be retained for use in expanding the Company's business.

         Shares Eligible for Future Sale. Sales of substantial amounts of Securities in the public market or the perception that such sales could occur may adversely affect prevailing market prices of the Securities. The Redeemable Warrants being offered by the Company and the Redeemable Warrants being registered for the account of the Selling Security Holders entitle the holders of such Redeemable Warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock at any time through February 7, 2000. In connection with the initial public offering, the Company issued to A.S. Goldmen & Co., Inc. Underwriter's Warrants to purchase up to 150,000 shares of Common Stock and/or Redeemable Warrants to purchase up to an additional 150,000 shares of Common Stock. Sales of either the Redeemable Warrants or the underlying shares of Common Stock, or even the existence of the Redeemable Warrants, may depress the price of the Common Stock or the Redeemable Warrants in the market for such Securities. In addition, in the event that any holder of Redeemable Warrants exercises his warrants, the percentage ownership of the Common Stock by current shareholders would be diluted. Finally, the Company has reserved 587,500 shares of Common Stock for issuance to key employees and officers pursuant to the Company's Stock Option Plan. Fully-vested options to purchase 385,302 shares of Common Stock have been granted pursuant to such Stock Option Plan.
In the event that these or any other stock options granted pursuant to such Stock Option Plan are exercised, dilution of the percentage ownership of Common Stock owned by the public investors will occur. Moreover, the mere existence of such options may depress the price of the Common Stock.

         This Annual Report on Form 10-KSB contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" above.




ITEM 2 - DESCRIPTION OF PROPERTY

         The Company currently operates five theaters with an aggregate of 44 screens in San Diego and Riverside Counties, in Southern California. Each of the Company's theaters is a multi-screen facility. Multi-screen theaters enable the Company to offer a diverse selection of films attractive to several segments of patrons residing within the drawing area of a particular theater. Varied auditorium seating capacities within the same theater enable the Company to reduce film rental costs, which generally decrease over the length of a film's release, by exhibiting films for a longer period by shifting films to smaller auditoriums to meet changing attendance levels. In addition, operating efficiencies are realized through the economics of having common box office, concession, projection, lobby and restroom facilities, which enable the Company to spread certain costs, such as payroll and rent, over a higher revenue base.

         The following briefly describes each of the Company's existing theaters:

         Chula Vista 10 (Chula Vista, California)--The Company considers the Chula Vista 10 as its "flagship" theater complex. This site is a ten screen, 34,037 square foot complex located in the Chula Vista Center which has a total seating capacity of 2,169 persons. The Chula Vista 10 contains multiple concession stands and a computerized ticketing system. Individual theater sizes range from 162 to 390 seats. Each theater features Lucasfilm Ltd's "THX SOUND" environment, along with six channel, digital surround-sound equipment, plush, reclining seats with cup holders, and row spacing that is designed to allow seated patrons more leg room as other patrons pass in front of them to reach their seats or the aisle. The largest theater in the Chula Vista 10 complex is capable of showing 70mm film presentations as well as more traditional film formats.

         The primary competition for the Chula Vista 10 is a six screen complex the Company acquired in August 17, 1995, which is located approximately one mile from the Chula Vista 10 and is in the same film licensing zone as the Chula Vista 10. In addition, a six screen Mann Theaters complex and a nine screen Pacific Theaters complex are located four miles from the Chula Vista 10, but each is considered to be in a separate film licensing zone. It is anticipated that by having a major presence in the zone, and spreading available film product over 16 screens, the Company will be able to increase its revenues on a per screen basis. See "Chula Vista 6" below.

         The Chula Vista 10 theater is leased by CinemaStar Cinemas, Inc., a wholly-owned subsidiary of the Company, from Homart Development Co. The performance of the lease is guaranteed by several of the Company's shareholders and officers. The initial term of the lease is 20 years commencing May 1993, and provides for minimum rent payments of $288,000 per year for the first year of the lease, $576,000 per year for the next four years of the lease, $655,200 for the next five years of the lease, $748,800 per year for the next five years of the lease and $853,200 per year of the lease for every year thereafter until termination. All annual rental amounts are payable in equal monthly installments. In addition to the minimum rent payments, the lease requires CinemaStar Luxury Cinemas, Inc. to pay 10% of its net sales at the theater (excluding concession and certain other revenues) over a base level which increases annually from $2,880,000 in net sales in the first year of the lease to $8,532,000 in net sales per year in the 15th and subsequent years of the lease.

         Chula Vista 6 (Chula Vista, California)--The Company acquired a six-screen theater complex in Chula Vista, California in August 17, 1995 from United Artists Theater Circuit, Inc. The cost was approximately $3,192,000 paid through escrow from the cash funds of the Company. The theater consists of a six screen complex having a total seating capacity of 1,914 persons. In addition to the theater complex, also purchased were shops for two tenants who are currently paying an aggregate of approximately $3,000 per month for rent. In January 1996, the Company secured a $1,600,000 loan using this theater as security.

         Mission Marketplace (Oceanside, California)--The Mission Marketplace site is the Company's first theater complex. The theater consists of an eight screen, 28,000 square foot complex having a total seating capacity of 1,496 persons and it contains multiple concession stands and a computerized ticketing system.

         Individual theater sizes range from 120 to 292 seats. Each theater features Lucasfilm Ltd's "THX SOUND" environment (a state-of-the-art motion picture sound system), along with six channel, digital surround-sound equipment, plush seats with cup holders, and row spacing that is designed to allow seated patrons more leg room as other patrons pass in front of them to reach their seats or an aisle. This site also has additional office space which serves as the Company's corporate headquarters.

         The nearest first-run theater complexes to Mission Marketplace are an eight screen Mann Theater complex and two SoCal Cinemas complexes, one with three screens and another with four screens, as well as the Company's own Galaxy Six Cinemas, each of which is located approximately seven miles from Mission Marketplace. However, none of these theaters is currently considered to be within the same film licensing zone as the Mission Marketplace and, as a result, the presence of these competing theaters does not currently affect the Company's ability to license films at this location. See "Business -- Film Licensing."

         The Company leases the Mission Marketplace theater complex from Pacific Oceanside Holdings, L.P. The initial term of such lease is 20 years, expiring in 2011, with three consecutive five-year options to extend. The minimum annual rent for the first five years of the Mission Marketplace lease is $422,000 payable in equal monthly installments. The lease provides for 15% increases in the minimum, annual rent every five years of the lease term commencing in the sixth year of the lease term. In addition, the Company is required to pay additional rent of 10% of theater revenues (excluding concessions and box office sales from certain films licensed to the Company) to the extent that such percentage rent exceeds the minimum rent. The performance by the Company of its obligations under the Mission Marketplace lease is guaranteed by certain shareholders and officers of the Company.

         Galaxy Six Cinemas (Bonsall, California)--This site is a six screen, 22,780 square foot complex located in the River Village Shopping Center and having a total seating capacity of 1,344 persons. Individual theater sizes range from 168 to 292 seats. The complex was built and the related equipment was installed in 1991 and the lease and theater equipment were acquired by the Company in 1992. The Galaxy Six Cinemas features Dolby sound and six channel digital, surround-sound but does not contain the plush seating, THX SOUND environment and many of the other amenities found in the Company's other two theaters.

         As is the case with the Mission Marketplace, the Galaxy Six Cinemas is currently considered to be in its own film licensing zone. See "Business -- Film Licensing." The nearest first-run theater complex is the Company's own Mission Marketplace complex, which is approximately seven miles away.

         The Company leases the Galaxy Six Cinemas from River Village, William
C. Buster and Harold F. Alles. The initial term of such lease is 15 years commencing March 1, 1994, with three consecutive five-year options to extend. The minimum rent for the Galaxy Six Cinemas is $16,000 per month for the first three years of the lease, $17,000 per month in year four of the lease term, $18,000 per month in year five of the lease, $21,000 per month in years six through ten of the lease and $24,000 per month in years 11 through 15 of the lease. In addition, the Company is required to pay additional rent of 15% of box office receipts (excluding sales from certain films licensed to the Company), as well as 8% of concession sales for the first five years of the lease and 10% of concession sales thereafter. Such percentage rents are payable only to the extent that they exceed the minimum rent payable under the lease. For the first five years of the lease, the Company is also required to provide the landlord with 100 free passes per month, and provide free children's movies on the first Saturday and Sunday morning of each month.

         Ultraplex 14 at Mission Grove, (Riverside, California)--Pursuant to a lease dated August 1, 1995, as amended on August 29, 1995, the Company agreed to lease from Mission Grove Plaza, L.P. ("Mission Grove") premises consisting of 46,400 square feet of floor area, located at the Mission Grove Plaza, in Riverside, California. The initial term of the lease is 25 years, with two consecutive options to renew, each for five years. The initial minimum monthly rent is as follows: $44,000 in Year 1; $48,000 in Year 2; $52,000 in Year 3; $56,000 in Year 4; $60,000 in Years 5-10. On the first day of the One Hundred Twenty First (121st) month, and every sixty months thereafter, the minimum rent shall be increased by the lessor of (i) Fifteen Percent (15%), or (ii) the cost of living increase for the preceding five (5) year period. The Company shall also pay Ten Percent (10%) of gross box office receipts (but no percentage rent is paid on "90/10" films).

         All of the Company's leases are triple net leases which require the Company to pay, in addition to rent, a pro-rata share of certain taxes, charges, expenses, and other impositions incurred by the landlord in connection with the ownership and operation of the premises.

         Proposed Theater Development. The following summarizes certain theaters which are in development by or for the Company. There can be no assurance that any of these theaters will be successfully completed or operated by the Company.

         Thousand Oaks, California--In July 1994, the Company entered into a lease with Newbury Park Group for a location on which a 10 screen, 33,000 square foot, 1,700 seat theater complex is to be built in Thousand Oaks, California. On May 24, 1995, the lease was amended to increase the square footage to 39,000 square feet with seating increased to 2,000. The lease with Newbury Park Group has an initial term of 25 years with rent payments commencing on the earlier of 90 days after the Company commences business at the location or 210 days from the completion of the construction, with two consecutive five-year options to extend. The minimum monthly rent for the first year of the lease term is $52,000. For years two through five it is $71,500; for years six through ten it is $78,650; for years eleven through fifteen it is $86,515; for years sixteen through twenty it is $99,492; and for years twenty one through twenty five it is $114,416. In addition, the Company will be required to pay 10% of certain box office revenues to the extent that such amount exceeds the minimum rent. The lease requires the Company to meet certain financial criterion as of July 30, 1996. The net worth and cash flow required for the Company to meet the terms of the lease range from $14,000,000 net worth and $400,000 annual cash flow in the case of a ground lease (in which the Company is responsible for paying for the construction of the building comprising the complex) to $22,000,000 net worth and $400,000 annual cash flow in the case of a "building-to-suit" lease (in which the Landlord is responsible for constructing the building). The Company does not meet such criterion. The parties have until July 30, 1996 to obtain construction financing. If construction financing is not obtained by that date, either party may terminate the lease.

         Chula Vista, California--Pursuant to a ground lease dated September 5, 1995, the Company agreed to lease land in Chula Vista to build a nine screen theater complex. The term is for fifty years with four options to extend of ten years each. Minimum monthly rent shall be calculated as follows: $14,520 in Years 1 and 2; $16,000 in Years 3 and 4; and $21,250 in Year 5 through 10; thereafter each five years the rent will be increased by a factor of 1.1. Construction of the project has been delayed while the Company has sought construction financing. In March 1996, the lessor delivered a notice to the Company asserting that the Company was in default in its obligations under the lease as a result of the delay in commencing construction of the project. On June 25, 1996, the lessor advised the Company that it had terminated the lease. The Company is reviewing the matter with its legal counsel.

         Riverside, California--Pursuant to a lease dated July 14, 1995, the Company agreed to lease from University Village, LLC 14 (the "Village") premises consisting of approximately 40,000 square feet located in the Riverside, California, adjacent to the campus of the University of California, Riverside. The initial term of this lease if for a period of 25 years, with two consecutive options to extend for five years each. The rent commencement date shall be 180 days following delivery of a "pad" to the Company, and issuance of building permits for the tenant work, but in no event later than 420 days after the date of this lease. Landlord shall contribute for the tenant work an amount equal to $80 per square foot of the ground floor area of the building. Minimum monthly rent shall be calculated as follows: $30,000 in Year 1; $34,000 in Year 2; $34,000 in Year 3; $38,000 in Year 4; and $42,000
in Year 5.  Beginning in the sixty-first (61st) month, and continuing for sixty
(60) months thereafter, the minimum rent shall be increased by the following formula: rent as of the preceding month times One Hundred Fifteen Percent
115%, every sixty months thereafter, until the end of the initial term, the minimum rent shall be increased according to the same formula. At the option of the Village, the Company shall pay, in lieu of minimum rent, percentage rent (annually) in the amount equal to eight percent (8%) of box office receipts (excluding receipts for "90/10" films), plus Five Percent (5%) of concession sales (less excluded sales and business transacted (as defined in the lease)).

         Ultraplex 10 at Perris (Perris, California)--Pursuant to a lease dated February 15, 1996, the Company agreed to lease from The Coudures Family Limited Partnership (the "Coudures Partnership"), premises consisting of 35,000 square feet located in Perris, California (the "Center"). The initial term is 25 years, with two consecutive options to extend, each for five years. Construction began on the project in April 1996 with an expected opening date of mid-August 1996. The rent commencement date shall be 180 days after the issuance by the City of Perris of the building permits for the construction of the theater. Initial minimum monthly rent is as follows: $26,250 for Year 1; $31,350 for Year 2; $35,000 for Year 3; $38,500 for Year 4; $43,750 for Year 5;
for years 6 through 25 the minimum rent will be increased every fifth year by the lesser of 10% or cost of living. In addition to minimum rent, the Company shall pay percentage rent as follows: 10% of gross Box Office receipts (excluding 90/10 films) and 6% of concession and miscellaneous income.

         Mexico

         In July 1994, certain officers and directors of the Company contributed to the Company their 60% ownership interest in CinemaStar Luxury Theaters, S.A. de C.V., a Mexican corporation ("CinemaStar Mexico"). An additional 15% ownership interest in CinemaStar Mexico has been returned to the Company by a previous shareholder for consideration of payment to him on legal fees amounting to approximately $30,000, subsequently reduced to $15,000. CinemaStar Mexico is developing theater sites in Mexico.

         Tijuana, Mexico--Pursuant to a lease entered into June 14, 1996, the Company agreed to lease premises consisting of 34,000 square feet located in Tijuana, Mexico. The initial term is 20 years, with two consecutive options to extend, each for five years. The Company is obligated by the lease to provide equipment in the theater expected to cost $1,200,000. Financing is currently being pursued. Initial minimum monthly rent is as follows: $32,300 for Year 1; $34,000 for Year 2; $35,700 for Year 3; $37,400 for Year 4; $39,100 for Year
5; after the sixth year the minimum rent will be increased annually in compliance with the percentage increase that is established in the Price Index for Urban Consumers in the City of San Diego, CA from the previous year of the mentioned price increase. Construction is expected to begin soon with an expected opening date of December 1996.

         Guadalajara, Mexico--Pursuant to a lease entered into May 11, 1996, the Company agreed to lease premises consisting of 40,000 square feet located in Guadalajara, Mexico. The initial term is 20 years, with two consecutive options to extend, each for five years. The Company is obligated by the lease to provide equipment in the theater expected to cost $1,200,000. Financing is currently being pursued. Initial minimum monthly rent is as follows: $42,000 for Year 1; $44,000 for Year 2; $46,000 for Year 3; $48,000 for Year 4 and 5; on the first day of the sixty first month, and continuing for remainder of the initial term and any extension thereof, minimum rent shall be increased by the greater of: two percent (2%) over the minimum rent paid the previous year, or the annual inflation rate increase of the United States of America as determined at the end of each calendar year. Notwithstanding any provision to the contrary, minimum rent shall in no event be increased annually by more than three percent (3%). Percentage rent shall be calculated at the end of each calendar year and shall be based upon fifteen percent (15%) of box office and concession sales. If this calculation exceeds the minimum rent already paid by the Company for the preceding calendar year, the Company shall pay the excess. For those films, the rental of which exceeds fifty-five percent (55%) of box office sales. Such film rental shall not be included in any calculation of percentage rent. Construction began in June 1996 with an expected opening date of January 1997.

ITEM 3 - LEGAL PROCEEDINGS

         From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any pending litigation matters which the Company believes would have a material adverse effect on the Company.

         An Action was filed against the Company and its subsidiary by MTV Networks, Inc., a subsidiary of Viacom International, Inc., on March 2, 1995. The Action involved an alleged infringement of plaintiff's federally registered trademarks NICKELODEON, NICKELODEON STUDIOS, NICK, NICK AT NITE, AND NICK JR., under Section 32(1) of the Lanham Act, 15 U.S.C. Section 1114(1); unfair competition under Section 43(a) of the Lanham Act, 15 U.S.C. Section 1125(a), unfair competition under New York State law, dilution and injury to business reputation under N.Y. Gen. Bus. Law Section 368-d, and deceptive trade practices under N.Y. Gen. Bus. Law Section 349. On April 27, 1995, the parties entered into a Settlement Agreement and Release of Claims under the terms of which the Company agreed to change its operating and legal name by deleting therefrom any reference to the word Nickelodeon or Nick. The parties further agreed that no damages would be paid and each would pay its own legal expense. The Company subsequently changed its name to CinemaStar Luxury Theaters, Inc. The Company does not believe that the name change will have a material adverse impact on the Company or its operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock and Redeemable Warrants are traded over the counter on the NASDAQ Small Cap Market (Symbols: LUXY and LUXYW). The table below shows the high and low bid prices as reported by the NASDAQ. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


   Calendar Year ended December 31,                    Common Stock                   Redeemable Warrants
                                                       ------------                   -------------------
                                                    High           Low               High               Low
                                                    ----           ---               ----               ---
       1995
       ----

       First Quarter (From
         February 7, 1995)                         $7.50          $3.25              $2.13             $0.81
       Second Quarter                               4.25           2.75               1.41              0.56
       Third Quarter                                6.25           3.62               1.59              0.62
       Fourth Quarter                               7.47           4.50               1.84              0.87

       1996
       ----

       First Quarter                                8.25           4.50               2.63              1.34
       Second Quarter (through May 31)              8.44           7.75               3.25              2.12


         The Company as of June 17, 1996 has 52 shareholders of record and 39 holders of Redeemable Warrants of record; the Company believes that such numbers substantially understate the number of beneficial holders of its securities.

         The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, of the Company are expected to be retained for use in expanding the Company's business. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, if any, capital requirements, financial condition and such other factors as the Board of Directors may consider relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Year ended March 31, 1996 compared to year ended March 31, 1995.

Total revenues for the year ended March 31, 1996 increased 14.7% to $11,524,740 from $10,045,581 for the year ended March 31, 1995. New theaters opened in
fiscal 1996 accounted for $846,352 of the increase in total revenues.   The
increase consisted of a $1,095,257, or 15.7%, increase in admission revenues and a $383,902, or 12.6%, increase in concession sales and other operating revenues. The Chula Vista 6 theater opened in August 1995 and accordingly the results of operations for the year ended March 31, 1996 include only eight months of operations at the Chula Vista 6. The Chula Vista 6 had admission revenues of $552,470 and concession sales and other operating revenues of $253,167 for total revenues of $805,637, accounting for 54.5% of the increase in total revenues of the Company taken as a whole. The Ultraplex 14 at Mission Grove opened March 29, 1996 and accordingly the results of operations for the year ended March 31, 1996 include only three days of operations at the Ultraplex 14 at Mission Grove. The Ultraplex 14 at Mission Grove had admission revenues of $26,623 and concession sales and other operating revenues of $14,092 for total revenues of $40,715, accounting for 2.8% of the increase in total revenues of the Company taken as a whole.

Film rental and booking costs for the year ended March 31, 1996 increased 14.5% to $4,405,483 from $3,847,431 for the year ended March 31, 1995. The increase was due to additional film rental and booking costs paid on the additional admission revenues discussed above. As a percentage of admission revenues, film rental and booking costs for the year ended March 31, 1996 decreased to 54.5% from 55.0% for the year ended March 31, 1995.

Cost of concession supplies for the year ended March 31, 1996 increased 5.9% to $1,252,603 from $1,182,436 for the year ended March 31, 1995. The dollar increase is primarily due to additional concession costs associated with increased admissions. As a percentage of concession revenues, concession costs for the year ended March 31, 1996 decreased to 39.0% from 40.0% for the year ended March 31, 1995. The decrease is due to concession sales at the Chula Vista 6 and the Ultraplex 14 at Mission Grove. The Company operates concessions at these theaters and experiences a lower cost than the fixed concession cost experienced at all of the other theaters where there is a contract with Pacific Concessions, Inc. to provide concessions for a 40% return of concession sales.

Theater operating expenses for the year ended March 31, 1996 increased 0.6% to $3,473,009 from $3,453,768 for the year ended March 31, 1995. As a percentage of total revenues, other theater operating expenses decreased to 30.1% from 34.4% during the applicable periods, due primarily to the relatively fixed nature of certain of the theater operating expenses, such as rent expense, which did not vary significantly during the periods in question. In addition Chula Vista 6 is owned by the Company and therefore no rent is paid on that theater. Theater operating expenses for the year ended March 31, 1996 decreased $200,728, or 5.8%, on theaters operated by the Company in both years.

General and administrative expenses for the year ended March 31, 1996 increased 9.4% to $2,157,803 from $1,972,643 for the year ended March 31, 1995, primarily as a result of additional salary costs and increased legal expenses. As a percentage of total revenues, general and administrative costs decreased to 18.7% from 19.6% during the applicable periods.

Depreciation and amortization for the year ended March 31, 1996 increased 27.1% to $574,377 from $451,924 for the year ended March 31, 1995, primarily due to additional depreciation related to the operation of the Chula Vista 6, which was acquired in August 1995 and additional equipment purchased at the other theaters. Depreciation and amortization for the Chula Vista 6 was $65,070, or 53.1% of the increase.

Interest expense for the year ended March 31, 1996 decreased to $400,966 from $609,862 for the year ended March 31, 1995 primarily as a result of the repayment of debt with the proceeds from the Company's initial public offering in February 1995.

Results of operations for the year ended March 31, 1995 included a loss of $260,371 resulting from the refinancing of a capital equipment lease. The lease was refinanced in order to obtain more favorable terms.

Results of operations for the year end March 31, 1995 included $396,320 of debt issuance costs associated with the Company's private placement debt offering completed in September 1994.

As a result of the above, the net loss for the year ended March 31, 1996 decreased 69.4% to $638,585 from $2,086,418 for the year ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. New theater openings typically are financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. The Company has entered into lease agreements requiring it to develop 61 screens. The Company plans to construct additional theater complexes; however, no assurances can be given that any additional theaters will be constructed, or, if constructed, that they will be operated profitably.

The Company leases four theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At March 31, 1996, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $41,838,000. The Company has also signed lease agreements for six additional theater locations. The new leases will require expected minimum rental payments aggregating approximately $97,583,000 over the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 1996 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $139,421,000.

During the year ended March 31, 1996, the Company generated cash of $320,052 from operating activities, as compared to using $1,056,182 in cash for the year ended March 31, 1995. The increased generation of cash for the year ended March 31, 1996 primarily resulted from the improvement in operations decreasing the net loss.

During the year ended March 31, 1996, the Company used cash for investing activities of $5,908,736, as compared to $187,874 for the year ended March 31, 1995. Increased use of cash for investing activities for the year ended March 31, 1996 primarily resulted from the purchase of the Chula Vista 6 theater and an increase in purchases of furniture and equipment.

During the year ended March 31, 1996, the Company generated net cash of $1,955,349 from financing activities as compared to $5,242,418 for the year ended March 31, 1995.

In February 1995, the Company completed an initial public offering of 1,500,000 shares of common stock and 1,500,000 redeemable warrants for an aggregate of
$7,875,000.   Underwriting discounts and other offering costs aggregated approximately $1,484,000 which yielded net proceeds of approximately $6,391,000 to the Company. A portion of the public offering proceeds were paid to retire certain debt (aggregating $2,940,000) incurred in connection with the Company's private placement which was completed in September 1994.

In March 1995, the Company's Underwriter exercised its option to purchase 225,000 of the Company's Redeemable Warrants to cover over-allotments in connection with the Company's initial public offering. The sale of such Redeemable Warrants was consummated in March 1995 and the net proceeds to the Company were approximately $46,000.

At March 31, 1996, the Company had $458,550 in cash on hand. The Company at March 31, 1996 had a working capital deficit of $775,814. On April 11, 1996, the Company issued a $500,000 convertible debenture. On May 21, 1996, the Company issued a second $500,000 convertible debenture. On May 22, 1996, the April 1996 debenture and accrued interest was converted to 127,152 shares of common stock.


In the opinion of management, the Company believes it can obtain adequate capital and/or financing resources to sustain operations, satisfy all financial obligations and commitments, and finance the investment of all proposed new theater locations through fiscal 1997. However, future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the funds anticipated to be generated from the Company's operations insufficient to fund the Company's expansion for the next 12 months. Management may also determine that it is in the best interest of the Company to expand more rapidly than currently intended, in which case additional financing will be required. If any additional financing is required, there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to the Company and at the times required by the Company, or at all.

The Company has plans for significant expansion. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 61 additional screens at six locations. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $6,200,000 in fiscal 1997. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity or loan financing, during fiscal 1997. The Company believes it has, or can obtain, adequate capital and/or financing resources to sustain operations through the year ending March 31, 1997. However, there can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans. The Company used a substantial portion of its available cash to purchase the Chula Vista 6 in August 1995 but obtained mortgage financing in January 1996 for part of the purchase price of such complex. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters.

The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments or convertible into common stock of the Company at a conversion price that is significantly lower than the price at which the Company's common stock is trading. The Company believes that because of its history of operating losses, limited equity, and rapid growth plans, it has limited options in acquiring the additional debt and/or equity the Company may issue debt and/or equity securities, or securities convertible into its equity securities, on terms that could result in substantial dilution to its existing shareholders. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities convertible into common stock at conversion prices that are significantly lower than the current market price of the Company's common stock. In addition, certain potential investors have indicated that they will require that the conversion price adjust based on the current market price of the Company's common stock. In the event of a significant decline in the market price for the Company's common stock, such a conversion feature could result in significant dilution to the Company's existing shareholders.
In addition, the Company has issued securities in offshore transactions pursuant to Regulation S, promulgated by the Securities and Exchange Commission, and may do so in the future. Because the purchasers of such securities are free to sell the securities after holding them for a minimum of 40 days pursuant to Regulation S, sales of securities by such holders may adversely impact the market price of the Company's common stock.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $509,336, $1,551,002, $2,086,418, and $638,585 in the fiscal years ended March 31, 1993, 1994, 1995 and 1996, respectively. There can be no assurance as to when the Company will be profitable, if at all. Continuing losses would have a material detrimental effect on the liquidity and operations of the Company.

As of March 31, 1996, the Company has net operating loss ("NOL") carryforwards of approximately $3,500,000 and $1,700,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income and expire in 2006 through 2011, while the California NOLs are available to offset future years taxable income and expire in 1998 through 2001. The utilization of these NOLs could be limited due to restrictions imposed under the Federal and state laws upon a change in ownership.

At March 31, 1996, the Company has total net deferred income tax assets of approximately $1,476,000. Such potential income tax benefits, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

New Accounting Standards

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is in the process of analyzing the impact of this statement and does not believe it will have a material impact on the Company's financial position or results of operations. The Company anticipates adopting the provisions of the statement for the fiscal year 1997.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company is in the process of analyzing the impact of this statement and anticipates adopting the provisions of the statement for fiscal year 1997.

ITEM 7 - FINANCIAL STATEMENTS

The Company's audited Financial Statements for the years ended March 31, 1995 and 1996 are presented immediately following on pages F-1 to F-25.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . .      F-2

Consolidated Balance Sheets
  as of March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-3

Consolidated Statements of Operations for the years
  ended March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . .      F-6

Consolidated Statements of Cash Flows for the years
  ended March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-7

Summary of Accounting Policies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-9

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .      F-12

                             [BDO SEIDMAN, LLP FAX]



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
CinemaStar Luxury Theaters, Inc.


We have audited the accompanying consolidated balance sheets of CinemaStar Luxury Theaters, Inc. (formerly Nickelodeon Theater Co., Inc.) and Subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CinemaStar Luxury Theaters, Inc. (formerly Nickelodeon Theater Co., Inc.) and Subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.





Costa Mesa, California
May 23, 1996

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


March 31,                                                                1995                1996
===================================================================================================
ASSETS (Note 3)

CURRENT ASSETS:
  Cash and cash equivalents                                        $4,091,885           $  458,550
  Commission and other receivables                                     24,196               87,605
  Refundable construction deposit (Note 6)                                  -              600,000
  Prepaid expenses (Note 6)                                            54,000              181,000
  Other current assets                                                273,000               78,508
- ---------------------------------------------------------------------------------------------------
Total current assets                                                4,443,081            1,405,663
- ---------------------------------------------------------------------------------------------------

Property and equipment, net
  (Notes 2, 3 and 11)                                               2,153,345            6,887,704

Preopening costs                                                            -              211,756

Deposits and other assets (Note 6)                                    187,043              445,408
- ---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $6,783,469           $8,950,531
===================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



March 31,                                                                   1995                1996
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
   obligations (Note 3)                                              $   421,872         $   580,533
  Accounts payable                                                       469,649             838,140
  Accrued expenses                                                       185,216             147,779
  Accrued consulting fees (Note 6)                                             -             150,000
  Deferred revenue                                                       131,538             145,025
  Advances from stockholder (Note 7)                                           -             320,000
- -----------------------------------------------------------------------------------------------------

Total current liabilities                                              1,208,275           2,181,477

Long-term debt and capital lease obligations,
  net of current portion (Note 3)                                      2,248,880           3,725,568
Deferred rent liability (Note 6)                                       1,246,016           1,501,773
- -----------------------------------------------------------------------------------------------------

Total liabilities                                                      4,703,171           7,408,818
- -----------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 3, 6 and 7)
Subsequent events (Note 12)
- -----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (NOTES 4, 8, 9 AND 12):
  Preferred stock, no par value; 100,000 shares authorized:
   Series A redeemable preferred stock; 25,000 shares
   designated; no shares issued or outstanding                                 -                   -
  Common stock, no par value; 15,000,000 shares
   authorized; 6,200,000 shares issued and outstanding                 6,458,586           6,458,586
  Additional paid-in capital                                             410,030             510,030
  Accumulated deficit                                                 (4,788,318)         (5,426,903)
- -----------------------------------------------------------------------------------------------------

Total stockholders' equity                                             2,080,298           1,541,713
- -----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 6,783,469         $ 8,950,531
=====================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended March 31,                                                       1995                1996
======================================================================================================
REVENUES:
  Admissions                                                        $  6,992,935       $   8,088,192
  Concessions                                                          2,956,083           3,210,477
  Other operating revenues                                                96,563             226,071
- ------------------------------------------------------------------------------------------------------

Total revenues                                                        10,045,581          11,524,740
- ------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Film rental and booking costs                                        3,847,431           4,405,483
  Cost of concession supplies                                          1,182,436           1,252,603
  Theater operating expenses (Note 6)                                  3,453,768           3,473,009
  General and administrative expenses                                  1,972,643           2,157,803
  Depreciation and amortization                                          451,924             574,377
  Loss on lease refinanced                                               260,371                   -
- ------------------------------------------------------------------------------------------------------

Total costs and expenses                                              11,168,573          11,863,275
- ------------------------------------------------------------------------------------------------------

Operating loss                                                        (1,122,992)           (338,535)
- ------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                                         44,356             102,516
  Interest expense                                                      (609,862)           (400,966)
  Debt issuance costs (Note 4)                                          (396,320)                  -
- ------------------------------------------------------------------------------------------------------

Total other income (expense)                                            (961,826)           (298,450)
- ------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                                (2,084,818)           (636,985)

Provision for income taxes (Note 5)                                       (1,600)             (1,600)
- ------------------------------------------------------------------------------------------------------

NET LOSS                                                            $ (2,086,418)      $    (638,585)
======================================================================================================

NET LOSS PER COMMON SHARE                                           $       (.29)      $        (.10)
======================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND SHARE EQUIVALENTS OUTSTANDING                                    7,303,429           6,200,000
======================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        YEARS ENDED MARCH 31, 1995 AND 1996
                                           ---------------------------------------------------------------------------------------
                                                 Series A
                                             Preferred Stock         Common Stock          Additional
                                           -----------------      ---------------------      Paid-in
                                           Shares     Amount      Shares       Amount      Capital       Deficit        Total
==================================================================================================================================
BALANCE, MARCH 31, 1994                       -         -       4,858,400   $  452,200     $      -   $(2,701,900)   $(2,249,700)

Repurchase of common stock (Note 8)           -         -      (1,214,600)     (95,000)           -             -        (95,000)

Issuance of common stock for minority
  interest of subsidiary (Note 8)             -         -         255,065        3,357            -             -          3,357

Issuance of common stock for cash (Note 8)    -         -         801,135       10,544            -             -         10,544

Issuance of common stock warrants (Note 4)    -         -               -            -       60,000             -         60,000

Issuance of common stock and common stock
  warrants in initial public offering, net
  of offering costs (Note 8)                  -         -       1,500,000    6,087,485      350,030             -      6,437,515

Net loss for the year                         -         -               -            -            -    (2,086,418)    (2,086,418)
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1995                       -         -       6,200,000    6,458,586      410,030    (4,788,318)     2,080,298

Issuance of common stock warrants
  (Notes 6 and 8)                             -         -               -            -      100,000             -        100,000

Net loss for the year                         -         -               -            -            -      (638,585)      (638,585)
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1996                       -    $    -       6,200,000   $6,458,586     $510,030   $(5,426,903)   $ 1,541,713
==================================================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS (NOTE 10)

Years ended March 31,                                                       1995                1996
====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(2,086,418)        $  (638,585)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                       450,384             574,377
     Amortization of debt issuance costs                                 396,320                   -
     Deferred rent liability                                             327,753             255,757
     Loss on lease refinanced                                            260,371                   -
     Increases (decrease) from changes in:
       Commission and other receivables                                   78,054             (63,409)
       Prepaid expenses and other current assets                         (45,500)            (44,264)
       Deposits and other assets                                        (258,619)           (258,365)
       Accounts payable                                                 (190,767)            368,491
       Accrued expenses and other liabilities                             12,240             126,050
- ----------------------------------------------------------------------------------------------------

Cash provided by (used in) operating activities                       (1,056,182)            320,052
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (212,874)         (5,308,736)
  Refundable construction deposit                                              -            (600,000)
  Collection of amounts due from officer                                   25,000                  -
- ----------------------------------------------------------------------------------------------------

Cash used in investing activities                                       (187,874)         (5,908,736)
- ----------------------------------------------------------------------------------------------------

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS (NOTE 10)

Years ended March 31,                                                       1995                1996
====================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               350,000           2,100,000
  Principal payments on long-term debt
   and capital lease obligations                                        (825,181)           (464,651)
  Proceeds from issuance of promissory
   notes payable, net of issuance costs                                2,543,680                   -
  Repayment of promissory notes                                       (2,940,000)                  -
  Repayment of stockholder notes payable                                (190,897)                  -
  Advances from stockholder                                                    -             450,000
  Repayment of advances from stockholder                                (111,600)           (130,000)
  Net proceeds from issuances of common stock
   and common stock warrants                                           6,511,416                   -
  Repurchase shares of common stock                                      (95,000)                  -
- ----------------------------------------------------------------------------------------------------

Cash provided by financing activities                                  5,242,418           1,955,349
- ----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   3,998,362          (3,633,335)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              93,523           4,091,885
- ----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 4,091,885         $   458,550
====================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


PRINCIPLES OF           The accompanying consolidated financial statements
CONSOLIDATION           include the accounts of CinemaStar Luxury Theaters,
                        Inc. ("Theaters, Inc.") and its wholly-owned subsidiary
                        CinemaStar Luxury Cinemas, Inc. ("Cinemas, Inc."), and its 75%-owned subsidiary CinemaStar Luxury Theaters,
                        S. A. de C.V. ("CinemaStar International"), hereafter collectively referred to as the "Company". Cinemas, Inc. was an 80%-owned subsidiary of Theaters, Inc.
                        through June 1994.  CinemaStar International was a
                        60%-owned subsidiary of Theaters Inc. through June
                        1995. In July 1994, Theaters, Inc. acquired the remaining 20% minority interest in Cinemas, Inc. in exchange for 255,065 shares of Theaters, Inc. common stock valued at $3,357 (Note 8). All material intercompany transactions and balances have been eliminated in consolidation.

                        In July 1994, certain officers and directors of the Company contributed to the Company their 60% ownership interest in CinemaStar International. In June 1995, the Company acquired an additional 15% interest in CinemaStar International. For accounting purposes, the acquisition of CinemaStar International was accounted for as a reorganization of affiliates under common control and recorded in a manner similar to a pooling-of-interest. A minority interest is not reflected in the consolidated financial statements since CinemaStar International has no material net assets and has incurred losses since inception.

REVENUE                 The Company recognizes revenues from concession
RECOGNITION             and non-group ticket sales at the time of sale.  The
                        Company has a group ticket sales program under which corporations and large groups can purchase tickets, in advance, for discount prices. Group tickets must be used within twelve months of issuance. Revenues from group ticket sales are recorded as deferred revenue and are recognized when group tickets are used or expire.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


CASH AND CASH           For purposes of the statements of cash flows, the
EQUIVALENTS             Company considers all highly liquid investments
                        purchased with an original maturity of three months or less to be cash equivalents.

                        The Company maintained cash deposits and cash equivalents in certain accounts for which the balance was in excess of the Federal Deposit Insurance Corporation limits. At March 31, 1995 and 1996, the uninsured cash and cash equivalents totaled approximately $2,552,000 and $170,000.

COMMISSIONS             Commissions receivable represent amounts due from a
RECEIVABLE              concession supply company.  The Company sells
                        concession products which are kept on-hand on a consignment basis. A specified percentage of gross receipts from such sales are remitted to the concession supply company and a portion is retained by the Company as a commission. The balance recorded as a receivable represents amounts due to the Company from the concession supply company upon monthly reconciliation of concession sales activity.

PROPERTY AND            Property and equipment is recorded at cost.
EQUIPMENT               Depreciation and amortization are provided using the
                        straight-line method over the estimated useful lives
                        (3 - 27 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Repairs and maintenance are charged to expense as incurred.

DEFERRED RENT           Deferred rent liability represents the difference
LIABILITY               between base rentals paid under theater operating lease
                        agreements and the expense recorded in the statements of operations on a straight-line basis over the life of the leases. In the early years of such leases, rent expense recorded in the statement of operations exceeds cash payments.

PREOPENING COSTS        Preopening costs related to new theaters are
                        capitalized and amortized over twelve months.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


INCOME TAXES            The Company uses the liability method of accounting for
                        income taxes in accordance with Statement of Financial
                        Accounting Standards No. 109, "Accounting For Income
                        Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NET LOSS                Net loss per share is computed by dividing net loss by
PER SHARE               the weighted average number of common shares and common
                        share equivalents outstanding during the period. Common share equivalents consist of dilutive outstanding stock options and warrants calculated using the treasury stock method. Pursuant to Securities and Exchange Commission
                        Staff Accounting Bulletin No. 83, common stock and warrants issued and stock options granted during the twelve-month period preceding the date of the initial filing of the Registration Statement have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding through the closing date of the Company's initial public offering (see Notes 4 and 8).

FAIR VALUE OF           The carrying amount of the Company's financial
FINANCIAL               instruments, consisting of receivables, accounts
INSTRUMENTS             payable, and debt, approximates their fair value.

USE OF ESTIMATES        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

RECLASSIFICATIONS       Certain reclassifications have been made to the 1995
                        financial statements to conform to the 1996 presentation.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF          Theaters, Inc. and Cinemas, Inc. were incorporated in
     BUSINESS           California in 1989 and 1992, respectively, for the
                        purpose of establishing multi-screen, first-run theater locations in the Western United States, with an initial focus on Southern California. The Company currently operates five theaters having a total of 44 screens in San Diego County and Riverside County, California. In
                        August 1995, the Company filed an amendment to its articles of incorporation and changed its legal name from Nickelodeon Theater Co., Inc. to CinemaStar Luxury
                        Theaters, Inc.

                        CinemaStar International was incorporated in Mexico in July 1994 for the purpose of establishing multi-screen, first-run theater locations in Mexico. As of March 31, 1996, the Company had no theaters operating in Mexico.

                        The ability of the Company to operate depends on the availability of marketable motion pictures. The Company currently obtains the motion pictures for its theaters from approximately 10 to 12 distributors. However, poor relationships with distributors or a disruption in the production of motion pictures could limit the Company's ability to obtain films for its theaters. These factors, along with the poor commercial success of motion pictures could have a material adverse effect on the Company's business and results of its operations. However, at this time, the Company, in management's opinion, has good working relationships with its distributors.

2.   PROPERTY AND       Property and equipment consist of the following:
     EQUIPMENT

                        March 31,                                        1995               1996
                        ========================================================================
                        Furniture, fixtures and
                           equipment                              $ 3,137,989        $ 5,302,367
                        Building                                            -          2,169,798
                        Land                                                -            960,000
                        Leasehold improvements                        134,719            149,279
                        ------------------------------------------------------------------------
                                                                    3,272,708          8,581,444
                        Accumulated depreciation
                           and amortization                        (1,119,363)        (1,693,740)
                        ------------------------------------------------------------------------
                                                                  $ 2,153,345        $ 6,887,704
                        ========================================================================


                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. PROPERTY AND         Property and equipment at March 31, 1995 and 1996
   EQUIPMENT            includes assets under capital lease agreements with an
   (CONTINUED)          original cost of $1,737,096 and $1,744,763.  At March
                        31, 1995 and 1996, the accumulated amortization of assets under capital lease agreements totalled $728,427 and $1,016,587. Amortization expense related to the capital leases is included in depreciation and amortization in the accompanying consolidated financial statements.

3. LONG-TERM            Obligations under long-term debt and capital lease
   DEBT AND             arrangements are as follows:
   CAPITAL LEASE
   OBLIGATIONS

                        March 31,                                        1995               1996
                        ========================================================================
                        Note payable to bank; interest is at
                           LIBOR plus 5.4% (8.45% at March 31,
                           1996). Monthly payments of principal
                           and interest are $12,246 at March 31,
                           1996. The note matures in February
                           2026 and is collateralized by a deed
                           of trust (Note 11) and is guaranteed
                           by certain officers/directors/
                           stockholders of the Company.            $        -         $1,588,865

                        Notes payable to supplier; interest
                           is at prime plus 2% (10% at
                           March 31, 1996).  Monthly payments
                           are the greater of 10% of concession
                           sales or $25,700. Notes are secured
                           by substantially all assets of the
                           Company and mature October 1999
                           through April 2003.                      1,216,480          1,024,007

                        Note payable to bank; interest is at
                           prime plus 2% (10.25% at March 31,
                           1996). Principal payments of $5,952
                           plus accrued interest are payable
                           monthly. Note is secured by
                           substantially all assets of the
                           Company and matures in April 2003.               -            500,000

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        March 31,                                        1995               1996
                        ========================================================================

3. LONG-TERM            Unsecured note payable to former stockholder
   DEBT AND                for stock repurchase and employment
   CAPITAL LEASE           settlement (Note 8).  Note bears interest
   OBLIGATIONS             at 6% and is payable in monthly principal
   (CONTINUED)             And interest payments of $5,000 through
                           March 1998.                                163,272            111,664

                        Capitalized lease obligation discounted at
                           18.9%, payable in monthly installments
                           of  $25,101, including interest. Lease
                           matures  March 2000.                       609,085            478,936

                        Capitalized lease obligation resulting from
                           refinancing of other obligations; discounted
                           at 22.3%, payable in monthly installments
                           of $11,293, including interest.  Lease
                           matures March 2000.                        399,072            347,354

                        Capitalized lease obligation discounted at
                           5.25%, payable in monthly installments of
                           $2,060, including interest.  Lease matures
                           March 1999.                                243,772            231,555

                        Other                                          39,071             23,720
                        ------------------------------------------------------------------------
                                                                    2,670,752          4,306,101

                        Current portion                              (421,872)          (580,533)
                        ------------------------------------------------------------------------
                                                                   $2,248,880         $3,725,568
                        ========================================================================

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM            Aggregate principal maturities of long-term debt and
   DEBT AND             capital lease obligations are as follows:
   CAPITAL LEASE
   OBLIGATIONS
   (CONTINUED)

                        Year Ending                    Long-term          Capital
                        March 31,                           Debt           Leases            Total
                        ==========================================================================
                           1997                       $  369,232       $  392,824       $  762,056
                           1998                          379,983          464,068          844,051
                           1999                          349,237          388,760          737,997
                           2000                          270,036          162,401          432,437
                           2001                          212,648           26,452          239,100
                           Thereafter                  1,658,400          195,700        1,854,100
                        --------------------------------------------------------------------------
                        Total minimum payments         3,239,536        1,630,205        4,869,741

                        Amount representing
                           interest on leases                  -         (563,640)        (563,640)
                        --------------------------------------------------------------------------
                        Total long-term debt and
                           present value of
                           minimum lease payments     $3,239,536       $1,066,565       $4,306,101
                        ==========================================================================

4. PROMISSORY           In July 1994, the Company commenced a private placement
   NOTES                of equity and debt securities.  The private placement
   PAYABLE              was offered for a maximum of 30 units, each unit
                        consisting of one unsecured promissory note in the principal amount of $98,000 (an aggregate principal amount of $2,940,000), bearing interest at 10% per annum, and 100,000 warrants each to purchase one share of the Company's common stock (or an aggregate 3,000,000 shares of common stock) at $1.00 per share. Upon the completion of the initial public offering (Note 8), the warrants were converted into redeemable warrants exercisable for the same number of shares as are purchasable upon the exercise of a warrant but having terms identical to the redeemable warrants included in the Company's public offering, including an exercise price of $6.00 per share of common stock.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. PROMISSORY           Through September 8, 1994, the closing date of the
   NOTES                private placement offering, the Company sold all 30
   PAYABLE              units offered and raised a gross $3,000,000 of which
                        $60,000 was allocated to the common stock warrants and (Continued) included in additional paid-in capital.
                        Costs incurred by the Company to effect this private placement aggregated approximately $396,000 which were amortized over six months beginning August 1994.

                        The promissory notes were repaid by the Company in February 1995 out of the net proceeds of its initial public offering (Note 8).


5. INCOME TAXES         For the years ended March 31, 1995 and 1996, the
                        Company incurred only the minimum state income taxes due to the losses resulting from operations. A summary of the significant items comprising the Company's deferred income tax assets and liabilities is as follows:

                        March 31,                                        1995               1996
                        ========================================================================
                        Deferred tax assets:
                           Depreciation and amortization          $   145,200        $   211,000
                           Net operating loss carryforwards           829,900          1,018,000
                           Deferred rent liability                    206,900            253,000
                           Business start-up expenses                 107,800             37,000
                           Accrued expenses and other                  43,700             24,000
                        ------------------------------------------------------------------------
                        Total deferred income tax assets            1,333,500          1,543,000
                        Valuation allowance                        (1,333,500)        (1,476,000)
                        ------------------------------------------------------------------------
                        Net deferred income tax assets                      -             67,000

                        Deferred tax liabilities:
                           Preopening costs                                 -             67,000
                        ------------------------------------------------------------------------
                        Net deferred income taxes                 $         -        $         -
                        ========================================================================

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INCOME TAXES         Reconciliation of the Federal statutory rate to the
   (CONTINUED)          Company's effective income tax rate is as follows:

                        March 31,                                        1995               1996
                        =========================================================================
                        Federal statutory rate                          (34.0)%            (34.0)%
                        State income taxes, net of
                           federal benefit                                0.1                0.3
                        Effect of foreign operations                      2.0                5.9
                        Non deductible expenses                           1.3                5.0
                        Net operating loss carryforward with
                           no tax benefit realized                       30.7               23.1
                        --------------------------------------------------------------------------
                        Effective income tax rate                         0.1%               0.3%
                        ==========================================================================

                        At March 31, 1995 and 1996, a 100% valuation allowance has been provided on the total deferred income tax assets since they are not more likely than not to be realized.

                        At March 31, 1996, the Company has net operating loss
                        (NOL) carry-forwards of approximately $3,500,000 and $1,700,000 for federal and state purposes. The NOLs are available to offset future taxable income. The federal NOLs expire in 2006 through 2011, while the state NOLs expire in 1998 through 2001.

                        The utilization of these NOLs could be limited due to restrictions imposed under the federal and state laws upon a change in ownership.

6. COMMITMENTS          OPERATING LEASES
   AND
   CONTINGENCIES        The Company leases four theater properties and various
                        equipment under noncancelable operating lease agreements which expire between March 2009 and March 2021 and require various minimum annual rentals. The Company also leases various equipment under noncancelable operating lease agreements which expire through October 1998.
                        Several of the theater leases provide for renewal options to extend the leases for additional five to 10 year periods. Certain theater leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. COMMITMENTS          rents based on percentages of gross theater and
   AND                  concession revenues in excess of various specified
   CONTINGENCIES        revenue levels.  Certain of the theater operating
   (CONTINUED)          leases are also personally guaranteed by certain of
                        the Company's officers/stockholders.

                        In connection with the lease of one theater property, the Company made a refundable construction deposit of $600,000 during the year ended March 31, 1996. In April 1996, the deposit was refunded to the Company.

                        During the years ended March 31, 1995 and 1996, the Company incurred rent expense under operating leases of approximately $1,472,000 and $1,405,000. The Company did not incur any contingent rental expense above the base rental charges during either of the years ended March 31, 1995 and 1996.

                        At March 31, 1996, the aggregate future minimum lease payments due under these noncancelable operating leases are as follows:

                        Year Ending                     Theater        Equipment
                         March 31,                       Leases           Leases             Total
                        ==========================================================================
                           1997                   $   1,544,902       $   42,385      $  1,587,287
                           1998                       1,801,848           17,662         1,819,510
                           1999                       1,943,048            2,589         1,945,637
                           2000                       2,024,048                -         2,024,048
                           2001                       2,072,048                -         2,072,048
                           Thereafter                32,389,628                -        32,389,628
                        --------------------------------------------------------------------------
                        Total minimum lease
                           payments               $  41,775,522       $   62,636      $ 41,838,158
                        ==========================================================================


                        The commitments in the table above represent the minimum cash payments required under the leases. For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. As such, because of lower lease payments in the early years of the lease terms, financial statement expense is greater than cash payments. For the years ended March 31, 1995 and 1996, rent expense charged to operations exceeded cash payment requirements by $327,753 and $255,757 and resulted in an increase to the deferred rent liability for the same amount.

                        The Company has signed lease agreements for six new theater locations. The theater leases each have an initial term of 20 to 50 years and begin upon the occupancy of the theater locations, none of which have yet been

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. COMMITMENTS          constructed.  The new leases, certain of which will be
   AND                  guaranteed by certain of the Company's officers/
   CONTINGENCIES        stockholders, will require expected minimum rental
   (CONTINUED)          payments aggregating approximately $97,583,000 over
                        the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 1996 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $139,421,000.

                        In addition to the foregoing projects, the Company periodically enters into non-binding letters of intent or options for the purchase or lease of theater sites to be developed. There can be no assurance that the sites for which the Company currently is negotiating or has letters of intent or options will ultimately be leased or purchased by the Company.

                        CONCESSIONS

                        The Company operates concession stands at two of its theaters. At the other three theaters the Company relies on one supplier for its concession supplies who is also a significant creditor to which the Company was indebted $1,216,480 and $1,024,007 as of March 31, 1995 and 1996 under note payable arrangements (Note 3). Any events of default on the Company's agreements with this supplier or other events which result in the deterioration of this relationship, could have an adverse effect on the Company's operations since the Company's concession agreements require a substantial early termination fee.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. COMMITMENTS          EMPLOYMENT AGREEMENTS
   AND
   CONTINGENCIES        Effective August 1994, the Company entered into
   (CONTINUED)          five-year employment contracts with three of the
                        Company's officers/stockholders. The agreements provide for aggregate annual salaries of $350,000 subject to annual increases of 10% to 12%. These officers will be entitled to annual bonuses equal to 2% to 5% of the Company's income before income taxes and officer bonuses in years when the income before income taxes and officer bonuses exceeds $2,000,000. The three officers will be entitled to additional individual bonuses of $200,000 to $500,000 in years when the income before income taxes but after payment of officer bonuses exceeds $7,000,000.

                        CONSULTING AGREEMENT

                        In February 1996, the Company entered into a consulting agreement for services to be rendered during the years ending March 31, 1997 and 1998. The agreement requires cash payments aggregating $250,000 and the issuance of a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $6.50 per share (Note 8). The Company estimated the value of the warrant to be $100,000 and recorded such amount as additional paid-in capital. As of March 31, 1996, the Company had issued the warrant and had paid $100,000 of the required cash payment.

                        The consideration for the consulting services, aggregating $350,000, has been recorded in prepaid expenses and other assets. Such amount will be amortized on a straight-line basis over the two-year period of the consulting agreement.

                        SEASONALITY

                        The Company's business is highly seasonal with a large portion of its revenues and profits being derived during the months of June through August and the holiday season in November and December.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RELATED PARTY        The Company has been advanced funds by certain
   TRANSACTIONS         officer/stockholders as follows:

                         - In 1991, the Chairman of the Board of Directors (the "Chairman") personally borrowed $196,000 from a bank and in turn loaned the funds to the Company. The Company made monthly principal and interest payments directly to the bank on behalf of the Chairman until January 1995 when the Company repaid the outstanding principal to the Chairman.

                         - In 1992, the Chairman advanced $80,000 of funds to the Company. The advances were unsecured and bore interest at 5.25%. The outstanding balance of $41,600 at March 31, 1994 was repaid during the year ended March 31, 1995.

                         - In 1993, an officer of the Company personally obtained an unsecured line of credit from a local bank. The officer drew $70,000 on the line and in turn loaned the funds to the Company. The outstanding balance of $70,000 at March 31, 1994 was repaid in March 1995.

                        The Company also has the following related party transactions.

                        The Company pays a fee of $1,000 per week to a company wholly-owned by one of the Company's officer/director/stockholders which provides film buying and booking services to the Company. Such expense aggregated $52,000 for each of the years ended March 31, 1995 and 1996.

                        Commencing August 1994, the Company pays a consulting fee of $26,000 per year for five years to the Company's Chairman of the Board. In addition, the Company has agreed to indemnify the Chairman's former wife for all liabilities that she may incur in connection with her guarantee of certain obligations of the Company, such as notes payable and theater operating leases (see Notes 3 and 6).

                        In January 1996, the Company borrowed $450,000 from an officer/director/stockholder pursuant to a short-term note payable. At March 31, 1996, the outstanding balance was $320,000, which amount was repaid in full in April 1996.

                        Refer to Note 8 for equity transactions with related parties.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS'        In May 1994, the Company repurchased 1,214,600 shares
   EQUITY               of its common stock in connection with a settlement
   TRANSACTIONS         agreement with a former shareholder.  Under the
                        settlement agreement, the Company paid $95,000 for the shares of common stock. In addition, the Company made a cash payment of $55,000 and executed a note payable to the former shareholder in the amount of $200,000. The note, which bears interest at 6%, requires monthly principal and interest payments of $5,000 until repaid
                        (Note 3).

                        In July 1994, the Company issued 255,065 shares of common stock to acquire the 20% minority interest of Cinemas, Inc. which was owned by an officer/director of the Company.

                        In July 1994, the Company issued 801,135 shares of common stock for aggregate cash consideration of $10,544.

                        In July 1994, the Company's Board of Directors authorized a new class of preferred stock. A total of 100,000 shares of no par preferred stock has been authorized, of which 25,000 shares have been designated as Series A redeemable preferred stock. No shares of Series A preferred stock have been issued through March 31, 1996. The authorized class of preferred stock shall have the following rights and privileges upon issuance of any such shares.

                         - Dividends - The holders of shares of preferred stock shall be entitled to cumulative annual dividends of $10 per share and will be payable in cash annually on February 1.

                         - Redemption - At any time, the Company may redeem all or a portion of the outstanding shares of preferred stock at $100 per share plus all accrued but unpaid dividends.

                         - Preference on Liquidation - The holders of shares of preferred stock are entitled to a preference on liquidation, dissolution or winding up of the
                              Company.   Holders of the shares of preferred
                              stock are to be paid an amount equal to the redemption price prior to any distribution to holders of shares of common stock. Should the Company's assets be insufficient to pay the holders of the preferred stock, the holders of the preferred stock shall share ratably in any distribution of assets.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS'        In February 1995, the Company successfully completed an
   EQUITY               initial public offering of common stock and redeemable
   TRANSACTIONS         warrants to purchase shares of common stock.  The
   (CONTINUED)          Company sold 1,500,000 shares at $5.00 per share, and
                        1,500,000 warrants to purchase one share of common stock at $6.00 per share at $.25 per warrant. The net proceeds to the Company were approximately $6,391,000 after deducting underwriter commissions, discounts, and other offering expenses of approximately $1,484,000.

                        The redeemable warrants are exercisable at any time during a 54-month period commencing August 1995 and include an option whereby, under certain conditions, the Company can redeem the warrants.

                        In March 1995, the underwriter exercised its option to purchase 225,000 of the Company's redeemable warrants to cover over-allotments in connection with the Company's initial public offering. The net proceeds to the Company were approximately $46,000 after deducting underwriter commissions, discounts, and other offering costs of approximately $10,000.

                        In February 1996, the Company issued a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $6.50 per share in conjunction with a consulting agreement (Note 6).

                        As of March 31, 1996, the Company has reserved 5,125,000 shares of common stock for the exercise of outstanding warrants.

                        A summary of all common stock warrant activity follows:

                                                                       Number
                                                                     of Shares    Exercise Price
                                                                     ---------    --------------
                        Outstanding at March 31, 1994                        -       $         -
                           Issued                                    4,725,000              6.00
                        ------------------------------------------------------------------------
                        Outstanding at March 31, 1995                4,725,000              6.00
                           Issued                                      400,000              6.50
                        ------------------------------------------------------------------------
                        Outstanding at March 31, 1996                5,125,000       $ 6.00-6.50
                        ========================================================================

                        In connection with the initial public offering in February 1995, the Company issued warrants to the Underwriter ("Underwriter's Warrants") to purchase up to 150,000 shares of common stock and up to 150,000 redeemable warrants. The Underwriter's Warrants are exercisable at a

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS'        price of $7.50 per share of common stock and $0.375 per
   EQUITY               redeemable warrant and expire in February 2000.
   TRANSACTIONS         Accordingly, the Company has reserved 300,000 shares of
   (CONTINUED)          common stock for the exercise of the outstanding
                        Underwriter's Warrants.


9. STOCK OPTIONS        In July 1994, the Company's Board of Directors approved
                        the formation of the CinemaStar Luxury Theaters, Inc.
                        Stock Option Plan.  The Board of Directors has reserved
                        587,500 shares of common stock for the granting of incentive stock options and non-qualified stock options. Options generally vest over three years and must be exercised within ten years from the date of grant.

                        A summary of all stock option activity follows:

                                                                      Number
                                                                    of Shares      Exercise Price
                                                                    ---------      --------------
                        Outstanding at March 31, 1994                       -       $           -
                           Granted                                    376,000                2.55
                        -------------------------------------------------------------------------
                        Outstanding at March 31, 1995                 376,000                2.55
                           Granted                                     19,305         5.25 - 7.63
                        -------------------------------------------------------------------------
                        Outstanding at March 31, 1996                 395,305       $ 2.55 - 7.63
                        =========================================================================

                        As of March 31, 1996, 385,302 stock options were exercisable at prices ranging from $2.55 to $7.63 per share.


10. SUPPLEMENTAL        Cash paid for interest and income taxes was as follows:
    CASH FLOW
    INFORMATION

                        Years ended March 31,                            1995                1996
                        =========================================================================
                        Interest                                     $610,646            $400,966
                        =========================================================================

                        Income taxes                                 $  1,600            $  1,600
                        =========================================================================

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    ACQUISITION      In August 1995, the Company acquired an operating movie
                        theater complex from United Artists Theatre Circuit,
                        Inc. in Chula Vista California ("Chula Vista-6") for approximately $3,200,000. The acquisition was accounted for under the purchase method of accounting. The operations of Chula Vista-6 have been included in the Company's financial statements since the date of the acquisition. The purchase price approximated the fair value of the assets acquired, which included land, building and the related furniture, fixtures and equipment.

                        The unaudited results of operations on a pro forma basis as though Chula Vista-6 had been acquired as of April 1, 1994 are as follows:

                        Years ended March 31,                            1995                1996
                        -------------------------------------------------------------------------
                        Total revenues                            $11,624,000         $12,095,000

                        Net loss                                  $(1,875,000)        $  (576,000)

                        Net loss per common share                 $      (.26)        $      (.09)

                        In January 1996, the Company obtained a $1,600,000 loan collateralized by a deed of trust on Chula Vista-6 (Note 3).

12.    SUBSEQUENT       On each of April 11, 1996 and May 21, 1996, the Company
       EVENTS           issued a convertible debenture in the principal amount
                        of $500,000. The debentures bear interest at 4% per annum and are due three years after issuance. The debentures are convertible after 40 days into shares of common stock at a conversion price of $3.95 or $4.25 per share. On May 22, 1996, the April 1996 debenture and accrued interest was converted into 127,152 shares of common stock.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to Directors, Executive Officers, Promoters and Control Persons and Compliance with Section 16(a) of the Exchange Act. Such information is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Reference is made to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to Executive Compensation. Such information is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to Security Ownership of Certain Beneficial Owners and Management. Such information is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to Certain Relationships and Related Transactions. Such information is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit
    Number                                       Description
    ------                                       -----------
  3.1           Amended and Restated Articles of Incorporation of the Company, as amended**
  3.2           Bylaws of the Company*
  4.1           Specimen Stock Certificate of the Company*
  4.2           Form of Redeemable Warrant Agreement (with form of certificate attached)*
  4.3           Form of Underwriter's Warrant Agreement (with form of certificate attached)*
  4.4           Form of Bridge Warrant*
  4.5           Form of Acknowledgment and Agreement of Warrant Holder*
  4.6           Form of Class B Warrant Agreement (with form of certificate attached)
  4.7           $500,000 Debenture***
  4.8           $500,000 Debenture****
  10.1          Employment Agreement of John Ellison, Jr.*
  10.2          Employment Agreement of Alan Grossberg*
  10.3          Employment Agreement of Jerry Willits*
  10.4          Consulting Agreement of Russell Seheult*
  10.5          Film Booking Agreement between the Company and Alan Grossberg*
  10.6          Form of Indemnification Agreement with officers and directors*
  10.7          Nickelodeon Theater Co., Inc. Stock Option Plan*
  10.8          Placement Agent Agreement between the Company and A.S. Goldmen & Co., Inc. as amended*
  10.9          Equipment Purchase and Ride Film Rental Agreement, dated August 8, 1994, between the Company and
                Cinema Ride, Inc., as amended*
  10.10         Form of Promissory Note of the Company issued in connection with a private placement of Promissory
                Notes and Bridge Warrants in August 1994 and September 1994*
  10.11         Form of Financial Advisory and Consulting Agreement between the Company and the A.S. Goldmen Co.,
                Inc.*
  10.12         Lease Agreement, dated April 30, 1991, between Nickelodeon Cinemas, Inc. and Homart Development
                Co.*
  10.13         Lease, dated November 21, 1990, between the Company and Blue Ravine Associates, Inc. (now Pacific
                Oceanside Holdings, L.P.)*
  10.13.1       First Amendment to Lease, dated July 14, 1995 between the Company and Pacific Oceanside Holdings,
                L.P.*
  10.14         Real Property Lease Agreement between the Company and Gary E. Elam, Receiver*
  10.15         Equipment Purchase Agreement between the Company and Gary E. Elam, Receiver*
  10.16         Modification and Supplement of Lease and Equipment Purchase Agreement, dated March 1, 1994, between the Company and River Village, William Buster and Harold Alles, as successor in interest to Gary E.
                Elam, Receiver*
  10.17         Lease Agreement, dated October 12, 1993, between the Company and Oceanside Cornerstone, Inc.*
  10.18         Lease, dated October 19, 1994, between the Company and Glenwood Buena Park Limited Partnership*
  10.19         Purchase Agreement with United Artist**
  10.20         Newbury Park Center Lease, dated July 12, 1994, between the Company and Newbury Park Group*
  10.21         Agreement, dated July 12, 1994, between the Company and Newbury Park Group, as amended
  10.22         Agreements with Pacific Concessions*
  10.23         Letter of Intent, dated August 5, 1994, between Southland Consulting and the Company*
  10.24         Memorandum of Intent Re Development, Construction, and Operation of Motion Picture Theater, dated
                December 1, 1994, between CinemaStar Cinemas Internacionales, S.A. de C.V. and Jose Manuel
                Gonzolez*
  10.25         Lease Agreement, dated July 11, 1995 between the Company and Buena Park Cinema Center Limited
                Partnership*
  10.26         Lease Agreement, dated August 1, 1995 between the Company and Mission Grove Plaza, L.P.*
  10.27         Lease Agreement, dated July 14, 1995 between the Company and University Village, LLC*
  10.28         Ground Lease, dated August 5, 1995 between the Company and Craig W. Clark*
  10.29         Lease Agreement, dated February 15, 1996 with the Coudures Family Limited Partnership

  10.30         Adjustable Rate Note, dated January 23, 1996*
  10.31         Settlement Agreement and Release of Claims, dated April 27, 1995, between the Company and Viacom
                International, Inc.*
  10.32         First National Bank Promissory Note, dated March 1, 1996, for $500,000
  10.33         First National Bank Promissory Note, dated May 28, 1996, for $500,000
  10.34         First National Bank Business Loan Agreement, dated May 28, 1996
  10.35         Consulting Agreement with The Boston Group, L.P., dated February 12, 1996
  10.36         400,000 Warrant Issue to The Boston Group, L.P., dated February 12, 1996
  10.37         Lease Agreement, dated May 11, 1996, between the Company and Espacios de Zapopan, S.A. de C.V.
  10.38         Lease Agreement, dated June 14, 1996, between the Company and Inmobiliaria Lunar, S.C.
  21            Subsidiaries of the Company
  23.1          Consent of BDO Seidman, LLP
  24            Power of Attorney




____________________

* Incorporated by reference to the exhibits filed with Registration Statement No. 33-86716

**   Incorporated by reference to Form 10-KSB for the year ended March 31, 1995

***  Incorporated by reference to Form 8-K for April 11, 1996

**** Incorporated by reference to Form 8-K for June 6, 1996

 (b) Reports on Form 8-K

     There were no reports on 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CINEMASTAR LUXURY THEATERS, INC.


                             /s/ John Ellison, Jr.
                          ----------------------------
                          John Ellison, Jr., President      Dated June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 SIGNATURE                                  CAPACITY                                   DATE
                 ---------                                  --------                                   ----
             /s/ John Ellison, Jr.                   President, Chief Executive
             -------------------------               Officer and Director (principal               June 28, 1996
                 John Ellison, Jr.                   executive officer)





             /s/ Alan Grossberg                      Chief Financial Officer,
             -------------------------               Executive Vice President,
                 Alan Grossberg                      and Director
                                                                                                   June 28, 1996




                                                     Vice President and Director
             /s/ Jerry Willits                                                                     June 28, 1996
             -------------------------
                 Jerry Willits


                                                     General Counsel, Secretary
                                                     and Director                                  June 28, 1996
             /s/ Jon Meloan
             -------------------------
                 Jon Meloan



                                                     Director and
             /s/ Russell Seheult                     Chairman of the Board                         June 28, 1996
             -------------------------
                 Russell Seheult



                                                     Director                                      June 28, 1996
             /s/ Walter Schlotter
             -------------------------
                 Walter Schlotter



                                                     Director
             /s/ Andrew Friedenberg                                                                June 28, 1996
             -------------------------
                 Andrew Friedenberg

                                 EXHIBIT INDEX

EXHIBIT #        DESCRIPTION                                                SEQUENTIALLY NUMBERED PAGE
- ---------        -----------                                                --------------------------
10.32            First National Bank Promissory Note, dated March 1, 1996,
                 for $500,000                                                          52-53
10.33            First National Bank Promissory Note, dated May 28, 1996,
                 for $500,000                                                          54-55
10.34            First National Bank Business Loan Agreement, dated May 28, 1996       56-60
10.35            Consulting Agreement with the Boston Group, L.P., dated
                 February 12, 1996                                                     61-65
10.36            400,000 Warrant Issue to the Boston Group, L.P., dated
                 February 12, 1996                                                     66-73
10.37            Lease Agreement, dated May 11, 1996, between the Company and
                 Espacios de Zapopan, S.A. de C.V.                                     74-101
10.38            Lease Agreement, dated June 14, 1996, between the Company and
                 Inmobiliaria Lunar, S.C.                                              102-122
21               Subsidiaries of CinemaStar Luxury Theaters, Inc.                      123
23.1             Consent of BDO Seidman, LLP                                           124