Form 10QSB
period 1996-06-30
CINEMASTAR LUXURY THEATERS INC
filed 1996-08-14
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly period ended June 30, 1996

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to
           __________

                         Commission File Number 0-25252

                        CinemaStar Luxury Theaters, Inc.
             (Exact Name of Registrant as specified in its charter)

   CALIFORNIA                                              33-0451054
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)

                   431 COLLEGE BLVD., OCEANSIDE, CA 92057-5435
               (Address of principal executive offices) (Zip Code)

                                 (619) 630-2011
              (Registrant's telephone number, including area code)



   (Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

 Common stock, no par value: 6,445,367 shares outstanding as of August 12, 1996.

Transitional Small Business Disclosure Format.
(check one):

YES
   -------
NO    X
   -------

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                      Page No.
PART I.           Financial Information:

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet as of June 30, 1996              3-4

                  Condensed Consolidated Statements of Operations for the three
                   months ended June 30, 1996 and 1995                                    5

                  Condensed Consolidated Statements of Cash Flows for the
                    three months ended June 30, 1996 and 1995                             6

                  Notes to Condensed Consolidated Financial Statements                    7

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             8-17

PART II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                       18

                  Signatures                                                             19

PART I.  Financial Information
ITEM 1. Financial Statements

               CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                              June 30, 1996
- -------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash                                            $ 1,142,297
Commission and other receivables                    110,799
Prepaid expenses                                    298,935
Other current assets                                 82,638
- --------------------------------------------------------------------------------


Total current assets                              1,634,669

Property and equipment, net                       8,000,663

Preopening costs                                    175,850

Deposits and other assets                           669,860
- --------------------------------------------------------------------------------

TOTAL ASSETS                                    $10,481,042
================================================================================


     See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                         June 30,
                                                                                         --------
                                                                                             1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations                       $   674,985
Accounts payable                                                                        1,330,914
Accrued expenses                                                                          108,806
Deferred revenue                                                                          155,086
Advances from stockholder                                                                  60,000
- -------------------------------------------------------------------------------------------------
Total current liabilities                                                               2,329,791

Long-term debt and capital lease obligations,
  net of current portion                                                                3,973,774
Convertible debenture                                                                     500,000
Deferred rent liability                                                                 1,738,607
- -------------------------------------------------------------------------------------------------
Total liabilities                                                                       8,542,172
- -------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Subsequent Event

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 100,000 shares authorized; Series A redeemable preferred stock, no par value; 25,000 shares designated; no shares issued or
      outstanding                                                                              --
 Common stock, no par value; 15,000,000 shares authorized;
      6,327,152 shares issued and outstanding                                           6,871,860
Additional paid-in capital                                                                510,030
Accumulated deficit                                                                    (5,443,020)
- -------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              1,938,870
- -------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                            $10,481,042
=================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Three Months Ended    June 30,
                                                                                -------------------------------
                                                                                     1996             1995
- ---------------------------------------------------------------------------------------------------------------
REVENUES:
Admissions                                                                       $ 2,963,529        $ 1,882,523
Concessions                                                                        1,202,922            765,883
Other operating revenues                                                              93,952             31,095
- ---------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                     4,260,403          2,679,501
- ---------------------------------------------------------------------------------------------------------------
Cost and expenses:
Film rental and booking costs                                                      1,603,729          1,057,668
Cost of concession supplies                                                          358,984            306,353
Theater operating expenses                                                         1,275,509            845,581
General and administrative expenses                                                  664,640            523,061
Depreciation and amortization                                                        225,641            117,231
- ---------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                           4,128,503          2,849,894
- ---------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                              131,900           (170,393)
- ---------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest income                                                                       2,644             55,429
 Interest expense                                                                   (150,661)          (103,521)
- ---------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                        (148,017)           (48,092)
- ---------------------------------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                               (16,117)          (218,485)
PROVISION FOR INCOME TAXES                                                                --
- ---------------------------------------------------------------------------------------------------------------
NET LOSS                                                                         $   (16,117)       $  (218,485)
===============================================================================================================
NET LOSS PER COMMON SHARE                                                        $          -       $      (.04)
===============================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND SHARE EQUIVALENTS OUTSTANDING         6,254,000          6,200,000
- ---------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

               CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          Three Months Ended June 30,
                                                         -------------------------------
                                                              1996              1995
- ----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (16,117)       $  (218,485)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                          259,749            117,231
    Deferred rent liability                                236,834             73,287
    Increase (decrease) from changes in:
      Commission and other receivables                     (23,194)           (23,736)
      Prepaid expenses and other current assets           (122,065)            48,000
      Deposits and other assets                           (138,406)           274,500
      Accounts payable                                     492,774            236,628
      Accrued expenses and other liabilities              (178,912)           (57,338)
- -------------------------------------------------------------------------------------
Cash provided by operating activities                      510,663            450,087
- -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (1,336,802)          (172,470)
Refundable construction deposit                            600,000                 --
- -------------------------------------------------------------------------------------
Cash used in investing activities                         (736,802)          (172,470)
- -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                   500,000                 --
Principal payments on long-term debt and
   capital lease obligations                              (157,342)          (101,257)
Proceeds from issuance of convertible debentures         1,000,000                 --
Advances from stockholder                                   60,000             20,000
Repayment of advances from stockholder                    (320,000)
Payment of debt issuance costs                            (172,772)                --
- -------------------------------------------------------------------------------------
Cash provided by (used in) financing activities            909,886            (81,257)
- -------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  683,747            196,360
Cash and cash equivalents, beginning of period             458,550          4,091,885
- -------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $ 1,142,297        $ 4,288,245
=====================================================================================



     See accompanying notes to condensed consolidated financial statements.

               CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 1

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1997.

NOTE 2

On each of April 11, 1996 and May 21, 1996, the Company issued a convertible debenture in the principal amount of $500,000. The debentures bear interest at 4% per annum and are due three years after issuance. The debentures are convertible after 40 days into shares of common stock at a conversion price of $3.95 and $4.25 per share, respectively. On May 22, 1996, the April 1996 debenture and accrued interest was converted into 127,152 shares of common stock. On July 3, 1996, the May 1996 debenture and accrued interest was converted into 118,215 shares of common stock.

NOTE 3

On August 6, 1996, the Company issued a Convertible Debenture in the principal amount of $1,000,000 to Wales Securities Limited, a Guernsey corporation ("Wales"), and a Second Convertible Debenture in the principal amount of $1,000,000 to Villandry Investments Ltd., a Guernsey corporation ("Villandry"), in separate transactions pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Each Convertible Debenture is convertible into shares of Common Stock of the Company at a conversion price per share equal to the lesser of
(x) $3.50, or (y) 85% of the average closing bid price of the Common Stock for the three consecutive trading days immediately preceding the date of conversion.

The purchasers have agreed that from the date of issuance until after the forty-fifth day after such date (the "Restricted Period"), any offer, sale or transfer of the Convertible Debentures or the shares of Common Stock issuable upon conversion of the Convertible Debentures (including any interests therein), shall be subject to various restrictions in accordance with Regulation S.

The Convertible Debentures bear interest at the rate of four percent (4%) per annum, payable quarterly. If not sooner converted, the principal amount of the Convertible Debentures is due and payable on the second anniversary of issuance.

In connection with the issuance of the Convertible Debentures, the Company issued to Wales a five year warrant to purchase 17,142 shares of common stock of the Company at an exercise price of $7.00 per share. A warrant containing identical terms also was issued to Villandry.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.
The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

         Three months ended June 30, 1996 compared to three months ended June 30, 1995.

         Chula Vista 6 was purchased August 17, 1995. The Ultraplex 14 at Mission Grove is leased by the Company and began operating March 28, 1996. Results from these two operations were not part of the quarter ended June 30, 1995, and are referred to as new theaters in the analysis that follows.

         Total revenues for the three months ended June 30, 1996 increased 59.0% to $4,260,403 from $2,679,501 for the three months ended June 30, 1995. The increase consisted of a $1,081,006 or 57.4 %, increase in admission revenues, a $437,039, or 57.1%, increase in concession revenues, and a $62,857, or 202.1%, increase in other operating revenues. New theaters had admission revenues of $1,102,922, concession sales of $487,698, and other operating revenues of $37,962 making total revenues from new theaters $1,628,582. There was a decrease in total revenues from continuing theaters of $47,680, or 1.8%. Management believes the decrease in revenues at continuing theaters reflects lower movie attendance based on less successful film releases.

         Film rental and booking costs for the three months ended June 30, 1996 increased 51.6% to $1,603,729 from $1,057,668 for the three months ended June 30, 1995. The increase was due to additional film rental and booking costs paid on increased admission revenues. New theaters had film rental and booking costs of $594,404. As a percentage of admission revenues, film rental and booking costs for the three months ended June 30, 1996 decreased to 54.1% from 56.2% for the three months ended June 30, 1995.

         Cost of concession supplies for the three months ended June 30, 1996 increased 17.2% to $358,984 from $306,353 for the three months ended June 30, 1995. The dollar increase is primarily due to additional concession costs associated with increased concession sales. New theaters had concession costs of $68,547. As a percentage of concession revenues, concession costs for the three months ended June 30, 1996 decreased to 29.8% from 40.0% for the three months ended June 30, 1995. Excluding the new theaters, the excess concession cost is 40% by contract with Pacific Concessions, Inc. ("PCI"). The new theaters operate concessions internally and experience a lower cost than the fixed concession costs at theaters utilizing PCI. The contract with PCI is tied to loans PCI has made to the Company and there is a substantial penalty to ending the contract earlier than its negotiated terms.

         Theater operating expenses for the three months ended June 30, 1996 increased 50.8% to $1,275,509 from $845,581 for the three months ended June 30, 1995. As a percentage of total revenues, theater operating expenses decreased to 29.9% from 31.6% during the applicable periods. New theaters had operating expenses of $486,118 which accounted for the increase, offset by a small reduction in operating expenses at the other theaters.

         General and administrative expenses for the three months ended June 30, 1996 increased 27.1% to $664,640 from $523,061 for the three months ended June 30, 1995. As a percentage of total revenues, general and administrative costs decreased to 15.6% from 19.5% during the applicable periods.

         Depreciation and amortization for the three months ended June 30, 1996 increased 92.5% to $225,641 from $117,231 for the three months ended June 30, 1995. The increase is a result of additional purchases of equipment and the costs associated with the new theaters aggregating $89,178.

         Interest expense for the three months ended June 30, 1996 increased to $150,661 from $103,521 for the three months ended June 30, 1995. This is attributable to new debt used to finance new theater development.

         Interest income for the three months ended June 30, 1996 decreased to $2,644 from $55,429 for the three months ended June 30, 1995. Lower bank cash balances account for the lower interest income.

       As a result of the factors discussed above, the net loss for the three months ended June 30, 1996 decreased 92.6% to $16,117, or $.00 per common share, from $218,485, or $.04 per common share, for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. New theater openings typically are financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. The Company has entered into lease agreements requiring it to develop 80 screens. The Company plans to construct additional theater complexes; however, no assurances can be given that any additional theaters will be constructed, or, if constructed, that they will be operated profitably.

The Company leases four theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At March 31, 1996, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $41,838,000. As of August 1, 1996 the Company had also signed lease agreements for eight additional theater locations. The new leases will require expected minimum rental payments aggregating approximately $115,531,000 over the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 1996 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $157,369,000.

During the three months ended June 30, 1996, the Company generated cash of $510,663 from operating activities, as compared to generating $450,087 in cash from operating activities for the three months ended June 30, 1995.

During the three months ended June 30, 1996, the Company used cash in investing activities of $736,802, as compared to $172,470 for the three months ended June 30, 1995. Purchase of equipment for new theaters accounts for the increase in use of cash in investing activities.

During the three months ended June 30, 1996, the Company provided net cash of $909,886 from financing activities, as compared to using $81,257 for the three months ended June 30, 1995. The cash generated for the three months ended June 30, 1996 came from two debentures totaling $1,000,000 and a bank loan for $500,000, partially offset by debt repayments. As of June 30, 1996, the Company was in compliance with or had obtained waivers for, all bank loan covenants.

The Company, at June 30, 1996, had a working capital deficit of $695,122.

On April 11, 1996, the Company issued a $500,000 convertible debenture. On May 21, 1996, the Company issued a second $500,000 convertible debenture. On May 22, 1996, the April 1996 debenture and accrued interest was converted into 127,152 shares of common stock. On July 3, 1996, the May 1996 debenture and accrued interest was converted into 118,215 shares of common stock.

On August 6, 1996, the Company issued a Convertible Debenture in the principal amount of $1,000,000 to Wales Securities Limited, a Guernsey corporation ("Wales"), and a second Convertible Debenture in the principal amount of $1,000,000 to Villandry Investments Ltd., a Guernsey corporation ("Villandry"), in separate transactions pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Each Convertible Debenture is convertible into shares of Common Stock of the Company at a conversion price per share equal to the lesser of (x) $3.50, or (y) 85% of the average closing bid price of the Common Stock for the three consecutive trading days immediately proceeding the date of conversion.

The purchasers have agreed that from the date of issuance until after the forty-fifth day after such date (the "Restricted Period"), any offer, sale or transfer of the Convertible Debentures or the shares of common stock issuable upon conversion of the Convertible Debentures (including any interests therein), shall be subject to various restrictions in accordance with Regulation S.

The Convertible Debentures bear interest at the rate of four percent (4%) per annum, payable quarterly. If not sooner converted, the principal amount of the Convertible Debentures is due and payable on the second anniversary of issuance.

In connection with the issuance of the Convertible Debentures, the Company issued to Wales a five year warrant to purchase 17,142 shares of common stock of the Company at an exercise price of $7.00 per share. A warrant containing identical terms also was issued to Villandry.

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

The Company has plans for significant expansion. In this regard, the Company has entered into lease with respect to the development of 80 additional screens at eight locations. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $10,000,000 in fiscal 1997. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity or loan financing, during fiscal 1997. The Company believes it has, or can obtain, adequate capital and/or financing resources to sustain operations through the year ending March 31, 1997.

There can be no assurance that the Company will be able to obtain additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans. The Company used a substantial portion of its available cash to purchase the Chula Vista 6 in August 1995 but obtained mortgage financing in January 1996 for part of the purchase price of such complex. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters.

The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments are convertible into common stock of the Company at a conversion price that is significantly lower than the price at which the Company's common stock is trading. Because the Company believes that its history of operating losses, limited equity, and rapid growth plans, it has limited options in acquiring the additional debt and/or equity, the Company may issue debt and/or equity securities, or securities convertible into its equity securities, on terms that could result in substantial dilution to its existing shareholders. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities convertible into common stock at conversion prices that are significantly lower than the current market price of the Company's common stock. In addition, certain potential investors have indicated that they will require that the conversion price adjust based on the current market price of the Company's common stock. In the event of a significant decline in the market price for the Company's common stock, such a conversion feature could result in significant dilution to the Company's existing shareholders. In addition, the Company has issued securities in offshore transactions pursuant to Regulation S, promulgated by the Securities and Exchange Commission, and may do so in the future. Because the purchasers of such securities are free to sell the securities after holding them for a minimum of 40 days pursuant to Regulation S, sales of securities by such holders may adversely impact the market price of the Company's common stock.

The Company has had significant net losses in each fiscal year of its operations. There can be no assurance as to when the Company will be profitable, if at all. Continuing losses would have a material detrimental effect on the liquidity and operations of the Company.

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

At June 30, 1996, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

RISK FACTORS
        History of Losses. The Company was founded in April 1989. Operations began with the completion of construction of the Company's first theater in November 1991. The Company has had significant net losses in each fiscal year of its operations, including net losses of $2,086,418 and $638,585 in the fiscal years ended March 31, 1995 and 1996, respectively.

        Need for Additional Financing; Use of Cash. The Company has aggressive expansion plans. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 80 additional screens at eight locations during fiscal 1997. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $10,000,000. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, during fiscal 1997. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected.

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

        Control of the Company. As of June 30, 1996, the current officers and directors of the Company own approximately 50.4% of the Common Stock (27.5% assuming exercise in full of the Redeemable Warrants and conversion of debentures). As a result, these individuals are in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors.

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

        Risk of Limitation of Use of Net Operating Loss Carryforwards. The Company has net operating loss carryforwards of approximately $3,500,000 for federal income tax purposes, which may be utilized through 2006 to 2011, and approximately $1,700,000 for state income tax purposes, which may be utilized through 1998 to 2001 (subject to certain limitations). The initial public offering and certain other equity transactions resulted or may have resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period may be subject to certain specified annual limitations. If there has been an ownership change for purposes of the Code, there can be no assurance as to the specific amount of net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact-dependent formula.

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

PART II -        OTHER INFORMATION

ITEM 6 -         Exhibits and Reports on Form 8-K

       (a)       Exhibits

                  4.1    Offshore Securities Subscription Agreement between the
                         Company and Wales Securities Limited, dated August 6,
                         1996
                  4.2    Offshore Securities Subscription Agreement between the
                         Company and Villandry Investments Ltd., dated August 6,
                         1996
                  4.3    Offshore Warrant Agreement between the Company and Swan
                         Alley (Nominees) Limited, nominee of Wales Securities
                         Limited
                  4.4    Offshore Warrant Agreement between the Company and Swan
                         Alley (Nominees) Limited, nominee of Villandry
                         Investments Ltd.
                 10.1    Ground Lease with the City of San Marcos dated June 25,
                         1996
                 10.2    Coconut Grove Marketplace Sublease Agreement
                  27     Financial Data Schedule

       (b)       Reports on Form 8-K
                 The Company filed two Reports on Form 8-K during the quarter 1996. One was filed on April 11, 1996 and the other was filed on June 6, 1996. The Reports on Form 8-K reported a debenture issued on April 11, 1996 and a second debenture issued on May 21, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




Dated:   August 14, 1996


                       CinemaStar Luxury Theaters, Inc.



                       by: /s/ John Ellison, Jr.
                           ----------------------------------
                           John Ellison, Jr.
                           President and Chief Executive Officer
                           (principal executive officer)


                       by: /s/ Alan Grossberg
                           -----------------------------------
                           Executive Vice President and Chief
                           Financial Officer (principal
                           financial officer and principal
                           accounting officer)

                                 Exhibit Index

EXHIBIT NUMBER DESCRIPTION                        SEQUENTIALLY NUMBERED PAGE
- --------------------------                        --------------------------

 4.1 Offshore Securities Subscription Agreement between the Company and Wales Securities Limited, Dated August 6, 1996
 4.2 Offshore Securities Subscription Agreement between the Company and Villandry Investment Ltd., dated August 6, 1996
 4.3 Offshore Warrant Agreement between the Company and Swan Alley (Nominees) Limited, nominee of Wales Securities Limited
 4.4 Offshore Warrant Agreement between the Company and Swan Alley (Nominees) Limited, nominee of Villandry Investments Ltd.
10.1  Ground Lease with the City of San Marcos dated June 25, 1996
10.2  Coconut Grove Marketplace Sublease Agreement
 27   Financial Data Schedule