Form 10QSB
period 1996-09-30
CINEMASTAR LUXURY THEATERS INC
filed 1996-11-14
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
                           SECURITIES EXCHANGE ACT 0F 1934.

                For the Quarterly period ended September 30, 1996

[   ]            Transition report under section 13 or 15 (d) of the Securities
                 Exchange Act of 1934 for the transition

                         Commission File Number 0-25252

                        CinemaStar Luxury Theaters, Inc.
             (Exact Name of Registrant as specified in its charter)

California                                   33-0451054
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

431 College Blvd., Oceanside, CA                          92057-5435
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

                     YES [  X   ]               NO [       ]

Common stock, no par value:6,759,944 shares outstanding as of November 12, 1996.

Transitional Small Business Disclosure Format.
(check one):

YES  ________
NO      X

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS


                                                                               Page No.
PART I.   Financial Information:

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of September 30, 1996            3

          Condensed Consolidated Statements of Operations for the three
           and six months ended September  30, 1996 and 1995                       4


          Condensed Consolidated Statements of Cash Flows for the
            six months ended September 30, 1996 and 1995                           5

          Notes to Condensed Consolidated Financial Statements                   6-7

Item 2.   Management's Discussion and Analysis of Financial Condition           8-27
            and Results of Operations.

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                     28

Item 6.   Exhibits and Reports on Form 8-K                                     28-29

          Signatures                                                              30

PART I. Financial Information
ITEM 1. Financial Statements

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                            September 30,
                                                                            1996
                                                                            ------------
ASSETS
CURRENT ASSETS
Cash                                                                        $    609,526
Commissions and  other receivables                                               128,365
Prepaid expenses                                                                 391,014
Other current assets                                                             139,625
                                                                            ------------
Total current assets                                                           1,268,530

Property and equipment, net                                                    9,852,821
Preopening costs, net                                                            235,115
Deposits and other assets                                                        810,450
                                                                            ------------

TOTAL ASSETS                                                                $ 12,166,916
                                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations                  691,800
Accounts payable                                                               1,416,162
Accrued expenses                                                                 149,511
Deferred revenue                                                                  53,245
Advances from stockholders                                                        60,000
                                                                            ------------
Total current liabilities                                                      2,370,718
Long-term debt and capital lease obligations, net of current portion           3,792,402
Convertible debentures                                                         2,000,000
Deferred rent liability                                                        1,914,804
                                                                            ------------
TOTAL LIABILITIES                                                             10,077,924
                                                                            ------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 100,000 shares
  authorized; Series A redeemable preferred
  stock, no par value; 25,000 shares designated;
  no shares issued or outstanding                                                      0
Common stock, no par value; 15,000,000 shares authorized; 6,445,367
  shares issued and outstanding                                                7,285,110
Additional paid-in capital                                                       510,030
Accumulated deficit                                                           (5,706,148)
                                                                            ------------

TOTAL STOCKHOLDER'S EQUITY                                                     2,088,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 12,166,916
                                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED SEPTEMBER 30,         SIX MONTHS ENDED SEPTEMBER 30,

                                                    1996                1995                 1996                1995
                                                 -----------         -----------         -----------         -----------
REVENUES:
Admissions                                       $ 3,493,385         $ 2,293,693         $ 6,456,914         $ 4,176,216
Concessions                                        1,453,061             862,413           2,655,983           1,628,296
Other operating revenues                             100,502              63,227             194,454              94,322
                                                 -----------         -----------         -----------         -----------

TOTAL REVENUES                                     5,046,948           3,219,333           9,307,351           5,898,834
                                                 -----------         -----------         -----------         -----------

Costs and expenses:
Film rental & booking costs                        1,963,790           1,259,818           3,567,519           2,317,486
Cost of concession supplies                          482,909             334,811             841,893             641,164
Theater operating expenses                         1,526,949             811,894           2,802,458           1,657,475
General & administrative expenses                    863,710             526,574           1,528,350           1,048,035
Depreciation & amortization                          331,428             157,508             557,069             274,739
                                                 -----------         -----------         -----------         -----------

TOTAL COSTS AND EXPENSES                           5,168,786           3,090,605           9,297,289           5,938,899
                                                 -----------         -----------         -----------         -----------

OPERATING INCOME (LOSS)                             (121,838)            128,728              10,062             (40,065)
                                                 -----------         -----------         -----------         -----------


OTHER INCOME (EXPENSE):
Interest income                                       12,514              31,572              15,158              87,001
Interest expense                                    (152,204)           (102,204)           (302,865)           (205,725)
                                                 -----------         -----------         -----------         -----------

TOTAL OTHER INCOME (EXPENSE)                        (139,690)            (70,632)           (287,707)           (118,724)
                                                 -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME                         (261,528)             58,096            (277,645)           (158,789)
TAXES
PROVISION FOR INCOME TAXES                            (1,600)                  0              (1,600)             (1,600)
                                                 -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                ($  263,128)        $    58,096         ($  279,245)        ($  160,389)
                                                 ===========         ===========         ===========         ===========

Net income (loss) per common share                    (. 04)                 .01                (.04)               (.03)
                                                 ===========         ===========         ===========         ===========
Weighted average number of common shares
and share equivalents outstanding                  6,441,512           6,200,000           6,348,514           6,200,000
                                                 ===========         ===========         ===========         ===========


         See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Six Months Ended September 30,
                                                         --------------------------------
                                                             1996               1995
                                                         ------------        ------------
Cash flows from operating activities;
Net loss                                                 ($  279,245)        ($  160,389)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                557,069             274,739
Deferred rent liability                                      413,031             127,878
Increase (decrease) from changes in:
  Commission and other receivables                           (40,760)             (8,645)
  Prepaid expenses and other current assets                 (271,131)            311,000
  Accounts payable                                           578,022             152,694
  Accrued expenses and other liabilities                    (240,048)           (141,789)
  Deposits and other assets                                  (63,705)              1,500
  Preopening costs                                           (97,014)                  0
                                                         -----------         -----------
Cash provided by operating activities                        556,219             556,988
                                                         -----------         -----------

Cash flows from investing activities:
Refund of construction deposit                               600,000                   0
Purchases of property and equipment                       (3,448,531)         (3,504,968)
                                                         -----------         -----------
Cash used in investing activities                         (2,848,531)         (3,504,968)
                                                         -----------         -----------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                     500,000                   0
Principal payments on long term-debt and capital
  lease obligations                                         (321,899)           (214,830)
Proceeds from issuance of convertible debentures           3,000,000                   0
Payment of debt issuance costs                              (474,813)                  0
Advances from stockholder                                     60,000                   0
Repayment of advances from stockholder                      (320,000)            (19,500)
                                                         -----------         -----------
Cash provided by (used in) financing activities            2,443,288            (234,330)
                                                         -----------         -----------

Net increase (decrease) in cash                              150,976          (3,182,310)
Cash, beginning of period                                    458,550           4,091,885
                                                         -----------         -----------
Cash, end of period                                      $   609,526         $   909,575
                                                         ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1997.

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

  On October 1, 1996 $900,000 worth of debentures were converted to 257,143 shares of common stock and on October 16, 1996 $200,000 worth of debentures were converted to 57,143 shares of stock and 291 shares of stock were issued for the payment of interest.

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

         Three months ended September 30, 1996 compared to three months ended September 30, 1995.

         At September 30, 1995 the company was comprised of four theater locations with a total of 30 screens. During the twelve months ended September 30, 1996, the company added two locations with an additional 24 screens. Thus at September 30, 1996 the company is comprised of 6 locations and 54 screens. The addition of the two theaters resulted in an increase in revenues and expenses for the six months ended September 30, 1996 compared to September 30, 1995.

         Total revenues for the three months ended September 30, 1996 increased 56.8% to $5,046,948 from $3,219,333 for the three months ended September 30, 1995. The increase consisted of a $1,199,692, or 52.3%, increase in admission revenues and a $627,923, or 67.8%, increase in concession revenues and other operating revenues. The admission revenue and concession and other operating revenue increase for the comparative quarter was due to the increase in the number of theaters and screens. Total revenues for the existing theaters owned by the company for the full quarter ended September 30, 1996 compared to September 30, 1995 declined from $2,181,950 to $1,969,920, a reduction of $212,030 or 9.7%. This reduction in revenues can be attributed to lower theater attendance in the months of August and September. Management believes the reduction was attributed in part to competition from the summer Olympic games held in Atlanta, Georgia, and the pennant race of the San Diego Padres, combined with weaker than normal late summer film product.

         The revenues from the three months ending September 30, 1996 include $109,000 one time non-recurring recognition of deferred revenue from prior periods advanced ticket sales.

         Film rental and booking costs for the three months ended September 30, 1996 increased 55.9 % to $1,963,790 from $ 1,259,818 for the three months ended September 30, 1995. The increase was due to the addition of new theaters and increases in higher booking costs paid to distributors for higher grossing early summer movies, such as Twister, The Rock, Eraser, Hunchback of Notre Dame, and Independence Day.


         Cost of concession supplies for the three months ended September 30, 1996 increased 44.2 % to $482,909 from $334,811 for the three months ended September 30, 1995. The dollar increase was primarily due to increased concession costs associated with increased concession revenues. As a percentage of concession revenues, costs of concession supplies for the three months ended September 30, 1996 and September 30, 1995 decreased to 33.2 % from 38.8 %. The decrease is attributable to the Company purchasing its own concessions for new theaters, instead of having its concessions being subcontracted though a concession vendor.

         Theater operating expenses for the three months ended September 30, 1996 increased 88.1 % to $1,526,949 from $811,894 for the three months ended September 30, 1995. The dollar increase in theater operating costs is primarily due to the increased costs attributable to the costs associated with the start up of new theaters. As a percentage of total revenues, theater operating expenses increased to 30.3% from 25.2 % during the applicable periods.

         General and administrative expenses for the three months ended September 30, 1996 increased 64.0 % to $863,710 from $526,574 for the three months ended September 30, 1995. The increase is primarily due to additional advertising and insurance associated with the opening of new theaters as well as consulting fees and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative expenses increased to 17.1 % from 16.4 % during the three months ended September 30, 1995.

         Depreciation and amortization for the three months ended September 30, 1996 increased 110.4 % to $331,428 from $157,508 for the three months ended September 30, 1995. The increase is primarily the result of depreciation on additional equipment associated with the opening of the new theaters and the amortization of preopening costs during the three months ended September 30, 1996.

         Interest expense for the three months ended September 30, 1996 increased to $152,204 from $102,204 for the three months ended September 30, 1995. This increase is primarily attributable to the increased debt incurred by the Company in its expansion.

         Interest income for the three months ended September 30, 1996 decreased to $12,514 from $31,572 for the three months ended September 30, 1995. This decrease is attributable to lower interest earning balances as the Company used its funds for expansion. In the prior year, the Company had more interest earning funds remaining from its initial public offering.

         As a result of the factors discussed above, the net loss for the three months ended September 30, 1996 was $263,128 or $ .04 per common share, compared to a net profit of $58,096, or $.01 per common share, for the three months ended September 30, 1995.


         Six months ended September 30, 1996 compared to six months ended September 30, 1995.

  At September 30, 1995 the Company operated four theater locations with a total of 30 screens. During the twelve months ended September 30, 1996, the company added two locations with an additional 24 screens. Thus at September 30, 1996 the Company operated 6 locations with 54 screens. The addition of the two theaters resulted in an increase in revenues and expenses for the six months ended September 30, 1996 compared to September 30, 1995.

         Total revenues for the six months ended September 30, 1996 increased 57.8% to $9,307,351 from $5,898,834 for the six months ended September 30, 1995. The increase consisted of a $2,280,698, or 54.6%, increase in admission revenues and a $1,127,819, or 65.4 %, increase in concession and other operating revenues. The increase in total revenues was due to the opening of new theaters. Total revenues from existing theaters for the six months ended September 30, 1996 decreased by $183,349, or 5.3%, compared to revenues in 1995.

         Film rental and booking costs for the six months ended September 30, 1996 increased 53.9% to $3,567,519 from $2,317,486 for the six months ended September 30, 1995. The increase was due to higher film rental and booking costs paid on increased admission revenues, resulting from the addition of new theaters.

         Cost of concession supplies for the six months ended September 30, 1996 increased 31.3% to $841,893 from $641,164 for the six months ended September
30, 1995. The dollar increase is due to increased concession costs associated with higher concession revenues. As a percentage of concession revenues, concession costs for the six months ended September 30, 1996 and September 30, 1995 decreased to 31.7% from 39.4%. The decrease is due to lower concession costs experienced at the new theaters. A contract with Pacific Concessions, Inc. ("PCI") for the Company's first three theaters requires that PCI provide concession supplies in exchange for 40 % of concession revenues. The Company provides its own concession supplies at the other theaters.

         Theater operating expenses for the six months ended September 30, 1996 increased 69.1% to $2,802,458 from $1,657,475 for the six months ended September 30, 1995. As a percentage of total revenues, theater operating expenses increased to 30.1% from 28.1% during the applicable periods. The dollar increase is primarily attributable to the costs associated with the new theaters.

         General and administrative expenses for the six months ended September 30, 1996 increased 45.8% to $1,528,350 from $1,048,035 for the six months ended September 30, 1995. The increase is primarily due to additional advertising and insurance associated with the opening of new theaters, bonuses and consulting fees and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative costs decreased to 16.4% from 17.8% during the applicable periods.

         Depreciation and amortization for the six months ended September 30, 1996 increased 102.8 % to $557,069 from $274,739 for the six months ended September 30, 1995. The increase is primarily the result of depreciation on additional equipment associated with the opening of the new theaters.

         Interest expense for the six months ended September 30, 1996 increased to $302,865 from $205,725 for the six months ended September 30, 1995. This increase is primarily attributable to the increased debt incurred by the Company in its expansion.

         Interest income for the six months ended September 30, 1996 decreased to $15,158 from $87,001 for the six months ended September 30, 1995. This decrease is attributable to lower interest earning balances as the Company used funds for expansion. In the prior year, the Company had more interest earning funds remaining from its initial public offering.

         As a result of the factors discussed above, the net loss for the six months ended September 30, 1996 increased to $279,245, or $ .04 per common share, from $160,389, or $.03 per common share, for the six months ended September 30, 1995.

 .

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

  The Company leases five theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At September 30, 1996, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $53,734,930. As of September 30, 1996 the Company had also signed lease agreements for four additional theater locations. The new leases will require expected minimum rental payments aggregating approximately $85,090,300 over the life of the leases. Accordingly, existing minimum lease commitments as of September 30, 1996 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $138,825,230.

  During the six months ended September 30, 1996, the Company generated cash of $556,217 from operating activities, as compared to generating $556,988 in cash from operating activities for the six months ended September 30, 1995.

  During the six months ended September 30, 1996, the Company used cash in investing activities of $2,848,531 as compared to $3,504,968 for the six months ended September 30, 1995. Purchase of equipment for new theaters net of construction deposit refunds, accounts for the use of cash in investing activities.

  During the six months ended September 30, 1996, the Company provided net cash of $2,443,290 from financing activities, as compared to using $234,330 for the six months ended September 30, 1995. The cash generated for the six months ended September 30, 1996 came from four convertible debentures totaling $3,000,000 and a bank loan for $500,000, partially offset by debt repayments and costs for the acquisition of the capital. As of September 30, 1996, the Company was in compliance with or had obtained waivers for, all bank loan covenants.

  The Company, at September 30, 1996, had a working capital deficit of $1,211,188.

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

  On October 1, 1996 $900,000 worth of debentures were converted to 257,143 shares of common stock and on October 16, 1996 $200,000 worth of debentures were converted to 57,143 shares of stock and 291 shares of stock were issued for the payment of interest.

  In connection with the issuance of the Convertible Debentures, the Company issued to Wales a five year warrant to purchase 17,142 shares of common stock of the Company at an exercise price of $7.00 per share. A warrant containing identical terms also was issued to Villandry.

  Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the funds anticipated to be generated from the Company's operations together with anticipated additional debt and/or equity, insufficient to fund the Company's expansion for the next 12 months. Management may also determine that it is in the best interest of the Company to expand more rapidly than currently intended, in which case additional financing will be required. Additional financing is required, and there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to the Company and at the times required by the Company, or at all.

  The Company has plans for significant expansion. In this regard, the Company has entered into leases with respect to the development of 55 additional screens at six locations. The capital requirements necessary for the Company to complete its 1997 fiscal development plans is estimated to be at least $12,400,000 in fiscal 1997. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity or loan financing, during fiscal 1997. The Company's minimum contractual obligations for the proposed development plans is approximately $6,000,000, in fiscal 1997 with the balance of the proposed plans subject to termination by the Company without material adverse consequences to the Company. The Company believes it can obtain adequate capital and/or financing resources to sustain operations through the year ending March 31, 1997.


  However, the Company has not obtained any commitments for such financing and there can be no assurance that the Company will be able to obtain additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans.. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters, or to perform its obligations under certain existing leases for theaters under development.

  The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments are convertible into common stock of the Company at a conversion price that is significantly lower than the price at which the Company's common stock is trading. Because of its history of operating losses, limited equity, and rapid growth plans, the Company has limited options in acquiring the additional debt and/or equity, and may issue debt and/or equity securities, or securities convertible into its equity securities, on terms that could result in substantial dilution to its existing shareholders. The Company believes that in order to raise needed capital, it may be required to issue debt or equity securities convertible into common stock at conversion prices that are significantly lower than the current market price of the Company's common stock. In addition, certain potential investors have indicated that they will require that the conversion price adjust based on the current market price of the Company's common stock. In the event of a significant decline in the market price for the Company's common stock, such a conversion feature could result in significant dilution to the Company's existing shareholders. In addition, the Company has issued securities in offshore transactions pursuant to Regulation S, promulgated by the Securities and Exchange Commission, and may do so in the future. Because the purchasers of such securities are free to sell the securities after holding them for a minimum of 40 days pursuant to Regulation S, sales of securities by such holders may adversely impact the market price of the Company's common stock.

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

  At September 30, 1996, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since it has been determined that realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

RISK FACTORS

  Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in the Form 10-QSB should be read as being applicable in all related forward looking statements wherever they appear in this Form 10-QSB. The company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein, and in the Company's most recently filed Annual Report on Form 10-KSB.

  History of Losses. The Company was founded in April 1989. Operations began with the completion of construction of the Company's first theater in November 1991. The Company has had significant net losses in each fiscal year of its operations, including net losses of $2,086,418 and $638,585 in the fiscal years ended March 31, 1995 and 1996, respectively.

  Need for Additional Financing; Use of Cash. The Company has aggressive expansion plans. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 55 additional screens at six locations during fiscal 1997. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $12,400,000. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, during fiscal 1997. The Companies contractual obligation for the proposed developmental plans is approximately $6,000,000, with the balance of the proposed plans subject to termination without adverse or material consequences to the Company. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations will be materially adversely affected, and it is likely the company would be in default under various leases and other obligations to which it is a party.

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

  Possible Delay in Theater Development and Other Construction Risks. In connection with the development of its theaters, the Company typically receives a construction budget from the property owner and oversees the design, construction and completion of the theater site. The Company is generally responsible for construction costs in excess of the negotiated construction budget. As a result, the Company is subject to many of the risks inherent in the development of real estate, many of which are beyond its control. Such risks include governmental restrictions or changes in Federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any theater development in a timely manner or within its proposed budget. The Company has experienced cost overruns and delays in connection with the development of one of its existing theaters and no assurance can be given that such overruns and delays will not occur with respect to any future theater developments. The Company in the course of such development activities has also become involved in certain disputes with property owners, resulting in delays in reimbursement of Construction Expenses. Failure of the Company to develop its theaters within the construction budget allocated to it will likely have a material adverse effect on the Company.

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

  Geographic Concentration. Each of the Company's current theaters are located in San Diego or Riverside Counties, California and the proposed theaters are all in Southern California, Hawaii or Mexico. As a result, negative economic or demographic changes in Southern California will have a disproportionately large and adverse effect on the success of the Company's operations as compared to those of its competitors having a wider geographic distribution of theaters.

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

  Control of the Company. As of September 30, 1996, the current officers and directors of the Company own approximately 50.4% of the Common Stock (27.5% assuming exercise in full of the Redeemable Warrants and conversion of debentures). As a result, these individuals are in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors.

  Dependence on Management. The Company is significantly dependent upon the continued availability of John Ellison, Jr., Alan Grossberg and Jerry Willits, its President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Vice President, respectively. The loss or unavailability of any one of these officers to the Company for an extended period of time could have a material adverse effect on the Company's business operations and prospects. To the extent that the services of these officers are unavailable to the Company for any reason, the Company will be required to procure other personnel to manage and operate the Company and develop its theaters. There can be no assurance that the Company will be able to locate or employ such qualified personnel on acceptable terms. The Company has entered into five-year employment agreements with each of Messrs. Ellison, Grossberg and Willits. The Company maintains "key man" life insurance in the amount of $1,250,000 on the lives of each of John Ellison, Jr., Alan Grossberg and Russell Seheult (the Chairman of the Company's Board of Directors), with respect to which the Company is the sole beneficiary.

  Expansion; Management of Growth. The Company's plan of operation calls for the rapid addition of new theaters and screens. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and personnel and other factors, such as general economic and demographic conditions, which are beyond the control of the Company. Such growth, if it occurs, could place a significant strain on the Company's management and operations. To manage such growth effectively, the Company will be required to increase the depth of its financial, administrative and theater management staffs. The Company has been able to identify and hire qualified personnel available to satisfy its growth requirements. There can be no assurance, however, that the Company will be able to identify and hire additional qualified personnel or take such other steps as are necessary to manage its growth, if any, effectively. In addition, there is no assurance that the Company will be able to open any new theaters or that, if opened, those theaters can be operated profitably.

  Risks of International Expansion. The Company has signed agreements to lease a 12 screen theater in Guadalajara, Mexico and a 10 screen theater in Tijuana, Mexico through CinemaStar Luxury Theaters, S.A. de C.V., a Mexican corporation in which the Company has a 75% ownership interest. These theaters are presently under construction and are expected to open in the Spring of 1997.To the extent that the Company elects to develop theaters in Mexico or any other country, the Company will be subject to the attendant risks of doing business abroad, including adverse fluctuations in currency exchange rates, increases in foreign taxes, changes in foreign regulations, political turmoil, deterioration in international economic conditions and deterioration in diplomatic relations between the United States and such foreign country. Recently the value of the Mexican Peso has fallen in relation to the U.S. Dollar and Mexico is experiencing substantial inflation.

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

  Compensation of Executive Officers. Effective August 1994, the Company entered into five-year employment agreements with each of John Ellison, Jr., Alan Grossberg and Jerry Willits, pursuant to which their annual salaries are $197,106, $145,860 and $94,380, respectively, subject to annual increases of between 10% and 12%. Mr. Grossberg's employment agreement is being amended to increase his salary by $52,000, to reflect compensation previously paid to him for film booking services. In addition, Messrs. Ellison, Grossberg and Willits will be entitled to receive substantial bonuses based on a percentage of net income in the event that the Company's net income for a given year exceeds $2 million and additional bonuses in the event that the Company has net income in excess of $7 million in a given year. Each of Messrs. Ellison, Grossberg and Willits will also receive an automobile allowance of up to $650 per month and certain insurance and other benefits. Moreover, in the event that Mr. Ellison or Mr. Grossberg is terminated or is not reelected or appointed as a director or executive officer of the Company for any reason other than for an uncured breach of his obligations under his employment agreement or his conviction of a felony involving moral turpitude, he shall have the right to receive his annual salary and bonuses for the remainder of the original five-year term of the contract. The employment agreements described above require that the Company pay substantial salaries during each year of the five year terms thereof to each of Messrs. Ellison, Grossberg and Willits, regardless of the Company's financial condition or performance. As a result, the agreements could have a material adverse effect on the Company's financial performance and condition.

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

  Current Prospectus and State Registration Required To Exercise Redeemable Warrants. The Redeemable Warrants are not exercisable unless, at the time of the exercise, the Company has a current prospectus covering the shares of Common Stock upon exercise of the Redeemable Warrants and such shares have been registered, qualified or deemed to be exempt under the securities or "blue sky" laws of the state of residence of the exercising holder of the Redeemable Warrants. Although the Company has undertaken to use its best efforts to have all of the shares of Common Stock issuable upon exercise of the Redeemable Warrants registered or qualified on or before the exercise date and to maintain a current prospectus relating thereto until the expiration of the Redeemable Warrants, there is no assurance that it will be able to do so. The value of the Redeemable Warrants may be greatly reduced if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the states in which the holders of the Redeemable Warrants then reside.

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

  On or about October 25, 1996, a registration statement filed with the Securities and Exchange Commission became effective in connection with a temporary reduction in the exercise price of its Redeemable Warrants and the issuance of certain new warrants to holders of Redeemable Warrants who choose to exercise the Redeemable Warrants. .

  No Dividends. The Company has not paid any dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future. Earnings, if any, are expected to be retained for use in expanding the Company's business.

Shares Eligible for Future Sale. Sales of substantial amounts of Securities in the public market or the perception that such sales could occur may adversely affect prevailing market prices of the Securities. The Redeemable Warrants being offered by the Company and the Redeemable Warrants being registered for the account of the Selling Security Holders entitle the holders of such Redeemable Warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock at any time through February 7, 2000. In connection with the initial public offering, the Company issued to A.S. Goldmen & Co., Inc. Underwriter's Warrants to purchase up to 150,000 shares of Common Stock and/or Redeemable Warrants to purchase up to an additional 150,000 shares of Common Stock. Sales of either the Redeemable Warrants or the underlying shares of Common Stock, or even the existence of the Redeemable Warrants, may depress the price of the Common Stock or the Redeemable Warrants in the market for such Securities. In addition, in the event that any holder of Redeemable Warrants exercises his warrants, the percentage ownership of the Common Stock by current shareholders would be diluted. Finally, the Company has reserved 587,500 shares of Common Stock for issuance to key employees and officers pursuant to the Company's Stock Option Plan.Fully-vested options to purchase 385,302 shares of Common Stock have been granted pursuant to such Stock Option Plan. In the event that these or any other stock options granted pursuant to such Stock Option Plan are exercised, dilution of the percentage ownership of Common Stock owned by the public investors will occur. Moreover, the mere existence of such options may depress the price of the Common Stock.

PART II -         OTHER INFORMATION
ITEM 4 -          Submission of Matters to a vote of Security Holders

         The Annual Meeting of shareholders of the Company was held on August 14, 1996 in Perris, California, for the purpose of electing a board of directors, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

Name                               Votes For
----
Russell Seheult                     6,313,852
John Ellison, Jr.                   6,313,852
Alan Grossberg                      6,313,852
Jerry Willits                       6,313,852
Wally Schlotter                     6,313,852
Andrew Friedenberg                  6,313,852
Jon Meloan                          6,313,852


         The appointment of BDO Seidman as independent auditors was approved by the following vote:

Votes For:                  6,301,322
Votes Against:                  7,900
Abstentions:                   11,400

ITEM 6 -          Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                            Item 27. Financial Data Schedule

                  (b)      Reports on Form 8-K
                           No Reports on Form 8-K were filed in the reporting
period for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




Dated: November 14, 1996


                                  CinemaStar Luxury Theaters, Inc.



                                  by: /s/ JOHN ELLISON, JR.
                                     ------------------------------------------
                                     John Ellison, Jr.
                                     President, Chief Executive Officer
                                     (principal executive officer)



                                  by: /s/ ALAN GROSSBERG
                                     ------------------------------------------
                                     Senior Vice President and Chief
                                     Financial Officer (principal financial
                                     officer and principal accounting
                                     officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
27                         Financial Data Schedule