Form 10QSB
period 1996-12-31
CINEMASTAR LUXURY THEATERS INC
filed 1997-02-14
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the Quarterly period ended December 31, 1996

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

                                YES [ X ] NO [ ]

Common stock, no par value: 7,064,194 shares outstanding as of February 13, 1997.

Transitional Small Business Disclosure Format. (check one):

YES ________

NO   X

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                              Page No.
PART I.       Financial Information:
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet as of December 31, 1996                        3

              Condensed Consolidated Statements of Operations for the three
              and nine months ended December 31, 1996 and 1995                                    4

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended December 31, 1996 and 1995                                        5

              Notes to Condensed Consolidated Financial Statements                                6

Item 2.       Management's Discussion and Analysis of Financial Condition                         7-19
              and Results of Operations.

PART II.      Other Information                                                                   20


Item 6.       Exhibits and Reports on Form 8-K                                                    20

              Signatures                                                                          21

PART I. Financial Information
ITEM 1. Financial Statements

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     December 31, 1996
                                                                     -----------------
ASSETS
CURRENT ASSETS
Cash                                                                  $    839,640
Commissions and other receivables                                           89,393
Prepaid expenses                                                           326,651
Other current assets                                                       235,124
                                                                      ------------
Total current assets                                                     1,490,808

Property and equipment, net                                             11,498,267
Preopening costs, net                                                      245,289
Deposits and other assets                                                  415,964
                                                                      ------------

TOTAL ASSETS                                                          $ 13,650,328
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations            783,747
Accounts payable                                                         2,812,392
Accrued expenses                                                           225,795
Deferred revenue                                                           120,385
Advances from stockholders                                                  21,000
                                                                      ------------
Total current liabilities                                                3,963,319
Long-term debt and capital obligations, net of current portion           4,033,208
Convertible debentures                                                     850,000
Deferred rent liability                                                  2,079,285
                                                                      ------------
TOTAL LIABILITIES                                                       10,925,812
                                                                      ============

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 100,000 shares
 authorized; Series A redeemable preferred
 stock, no par value, 25,000 shares designated;
 no shares issued or outstanding                                                 0
Common stock, no par value; 15,000,000 shares authorized; 7,002,481
 shares issued and outstanding                                           8,676,336
Additional paid-in capital                                                 510,030
Accumulated deficit                                                     (6,461,850)
                                                                      ------------

TOTAL STOCKHOLDER'S EQUITY                                               2,724,516
                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              13,650,328
                                                                      ============



     See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                             ------------------------------    -----------------------------
                                                  1996             1995            1996            1995
                                             --------------    ------------    ------------    -------------
REVENUES
Admissions                                     $  3,272,867    $  2,067,386    $  9,729,781    $  6,243,602
Concessions                                       1,404,929         857,373       4,060,912       2,485,669
Other operating revenues                            107,767          68,131         302,221         162,453
                                               ------------    ------------    ------------    ------------

TOTAL REVENUES                                    4,785,563       2,992,890      14,092,914       8,891,724
                                               ------------    ------------    ------------    ------------

Costs and expenses:
Film rental and booking costs                     1,916,322       1,109,762       5,483,841       3,427,248
Cost of concession supplies                         428,390         322,574       1,270,283         963,738
Theater operating                                 1,775,127         855,218       4,577,585       2,512,693
General and administrative                          720,734         428,771       2,249,084       1,476,806
Depreciation and amortization                       535,336         120,831       1,092,405         395,570
                                               ------------    ------------    ------------    ------------

TOTAL COSTS AND EXPENSES                          5,375,909       2,837,156      14,673,198       8,776,055
                                               ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                            (590,346)        155,734        (580,284)        115,669
                                               ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSE)
Interest income                                       1,936           5,985          17,094          92,986
Interest expense                                   (166,492)        (96,905)       (469,357)       (302,630)
                                               ------------    ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                       (164,556)        (90,920)       (452,263)       (209,644)
                                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                  (754,902)         64,814      (1,032,547)        (93,975)
PROVISION FOR INCOME TAXES                             (800)              0          (2,400)
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 ($755,702)   $     64,814     ($1,034,947)       ($93,975)
                                               ============    ============    ============    ============

Net income (loss) per common share                    (0.11)           0.01           (0.16)          (0.02)
                                               ============    ============    ============    ============

Weighted average number of common shares and
share equivalents outstanding                     6,860,986       6,200,000       6,520,851       6,200,000






     See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended December 31,
                                                 -----------------------------
                                                       1996          1995
                                                 -------------    ------------
Cash flows from Operating Activities
Net loss                                           $(1,034,947)       (95,575)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                        1,092,405        395,570
Deferred rent liability                                577,512        191,817
Increase (decrease) from changes in:
  Commission and other receivables                      (1,788)      (219,678)
  Prepaid expenses and other current assets           (302,267)       199,230
  Accounts payable                                   1,974,250        239,232
  Accrued expenses and other liabilities               (96,625)      (144,516)
  Deposits and other assets                             29,444            -
  Preopening costs                                    (206,874)           -
                                                   -----------    -----------

Cash provided by operating activities                2,031,110        566,080
                                                   -----------    -----------

Cash flows from investing activities:

Refund of construction deposit                         600,000            -
Purchases of property and equipment                 (5,529,627)    (3,757,661)
Deposits and other assets                                  -            1,500
                                                                  -----------

Cash used in investing activities                   (4,929,627)    (3,756,161)

Cash flows from financing activities:
Principal payments on long term debt and capital      (489,146)      (343,027)
  lease obligations
Proceeds from issuance of long term debt             1,000,000            -
Proceeds from issuance of convertible debentures     3,000,000            -
Advances from stockholder                               60,000            -
Amounts due from officer                                   -          (17,500)
Net proceeds from warrant redemptions                  572,112            -
Repayment of advances from stockholder                (359,000)           -
Cost of issuing convertible debentures                (504,359)           -
                                                   -----------    -----------

Cash provided by (used in) financing activities      3,279,607       (360,527)

Net increase (decrease) in cash                        381,090     (3,550,608)
Cash, beginning of period                              458,550      4,091,885
Cash, end of period                                $   839,640    $   541,277
                                                   ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

NOTE 1

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1997.

NOTE 2

  On April 11, 1996 and May 21, 1996, the Company issued Convertible Debentures in the principal amount of $500,000, aggregating $1,000,000. The debentures bear interest at 4% per annum and are due three years after issuance. The debentures are convertible after 40 days into shares of common stock at a conversion price of $3.95 and $4.25 per share, respectively. On May 22, 1996, the April 1996 debenture and accrued interest was converted into 127,152 shares of common stock. On July 3, 1996, the May 1996 debenture and accrued interest was converted into 118,215 shares of common stock.

NOTE 3

  On August 6, 1996, the Company issued two Convertible Debentures in the principal amount of $1,000,000 (aggregating $2,000,000) in separate transactions pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Each Convertible Debenture is convertible into shares of Common Stock of the Company at a conversion price per share equal to the lesser of (x) $3.50, or
(y) 85% of the average closing bid price of the Common Stock for the three consecutive trading days immediately preceding the date of conversion.

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

  On October 1, 1996 $900,000 worth of debentures were converted to 257,143 shares of common stock, on October 16, 1996 $200,000 worth of debentures were converted to 57,143 shares of stock and 291 shares of stock were issued for the payment of interest, on December 2, 1996 $50,000 worth of debentures and interest were converted to 16,099 shares of common stock, on January 8, 1997 $50,000 worth of debentures and interest were converted to 20,194 shares of common stock, and on January 21, 1997 $100,000 worth of debentures and interest were converted to 41,519 shares of common stock.

  In connection with the issuance of the Convertible Debentures, the Company issued five year warrants to purchase 34,284 shares of common stock of the Company at an exercise price of $7.00 per share.

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

  Three months ended December 31, 1996 compared to three months ended December 31, 1995.

  At December 31 1995 the Company operated four theater locations with a total of 30 screens. During the nine months ended December 31, 1996, the Company added three locations with an additional 34 screens. At December 31, 1996 the Company operated 7 locations and 64 screens. The addition of the three theaters resulted in an increase in revenues and expenses for the nine months ended December 31, 1996 compared to December 31, 1995. Of the three new theater locations, one of these locations has not met the Company's expectations regarding attendance and revenue. The Company is continually evaluating the situation and attempting to develop means with which to increase attendance and revenue at that location.

  Total revenues for the three months ended December 31, 1996 increased 59.9% to $4,785,563 from $2,992,890 for the three months ended December 31 1995. The increase consisted of a $1,205,481 or 58.3%, increase in admission revenues and a $587,192 or 63.4%, increase in concession revenues and other operating revenues. The admission revenue and concession and other operating revenue increase for the comparative quarter was due to the increase in the number of theaters and screens. Total revenues for the existing theaters operated by the Company for the full quarter ended December 31 1996 compared to December 31, 1995 declined from $2,992,890 to $2,896,289 a reduction of $96,601 or 3.2%. This reduction in revenues can be attributed to reduced paid admissions during the quarter.

  Film rental and booking costs for the three months ended December 31, 1996 increased 72.7% to $1,916,322 from $1,109,762 for the three months ended December 31, 1995. The increase is primarily due to the addition of new theaters.

  Cost of concession supplies for the three months ended December 31, 1996 increased 32.8% to $428,390 from $322,574 for the three months ended December 31, 1995. The dollar increase was primarily due to increased concession costs associated with increased concession revenues. As a percentage of concession revenues, costs of concession supplies for the three months ended December 31, 1996 and December 31, 1995 decreased to 30.5% from 37.6%. The decrease is due to lower concession costs experienced at the new theaters. A concession contract for the Company's first three theaters requires concession supplies be purchased in exchange for 40% of concession revenues. The Company provides its own concession supplies at the other theaters.

  Theater operating expenses for the three months ended December 31, 1996 increased 107.5% to $1,775,127 from $855,218 for the three months ended December 31, 1995. The dollar increase in theater operating costs is primarily due to the increased costs attributable to the start up and operation of new theaters. As a percentage of total revenues, theater operating expenses increased to

37.1% from 28.6% during the applicable periods.

  General and administrative expenses for the three months ended December 31, 1996 increased 68.1% to $720,734 from $428,771 for the three months ended December 31, 1995. The increase is primarily due to expenses of opening new theaters, and the continuing costs associated with corporate growth. As a percentage of total revenues, general and administrative expenses increased to 15.1% from 14.3% during the three months ended December 31, 1995.

  Depreciation and amortization for the three months ended December 31, 1996 increased 343.0% to $535,336 from $120,831 for the three months ended December 31, 1995. The increase is primarily the result of depreciation on additional equipment associated with the opening of the new theaters and the amortization of preopening costs during the three months ended December 31,1996.


  Interest expense for the three months ended December 31, 1996 increased to $166,492 from $96,905 for the three months ended December 31, 1995. This increase is primarily attributable to the increased debt incurred by the Company in its expansion.

  Interest income for the three months ended December 31, 1996 decreased to $1,936 from $5,985 for the three months ended December 31, 1995. This decrease is attributable to lower interest earning balances as the Company used its funds for expansion.

  As a result of the factors discussed above, the net loss for the three months ended December 31, 1996 was $755,702 or $0.11 per common share, compared to a net profit of $64,814, or $.01 per common share, for the three months ended December 31, 1995.

  Nine months ended December 31, 1996 compared to nine months ended December 31, 1995.

  At December 31, 1995 the Company operated four theater locations with a total of 30 screens. During the twelve months ended December 31, 1996, the company added three locations with an additional 34 screens. At December 31, 1996 the Company operated 7 locations with 64 screens. The addition of the three theaters resulted in an increase in revenues and expenses for the nine months ended December 31, 1996 compared to December 31, 1995.

  Total revenues for the nine months ended December 31, 1996 increased 58.5% to $14,092,914 from $8,891,724 for the nine months ended December 31, 1995. The increase consisted of a $3,486,179 or 55.8%, increase in admission revenues and a $1,715,011, or 64.8%, increase in concession and other operating revenues.
The increase in total revenues was primarily due to the opening of new theaters. Total revenues from existing theaters for the nine months ended December 31, 1996 increased by $242,280 ,or 2.7%, compared to revenues in the 1995 period.

  Film rental and booking costs for the nine months ended December 31, 1996 increased 60.0% to $5,483,841 from $3,427,248 for the nine months ended December 31, 1995. The increase was due to higher film rental and booking costs paid on increased admission revenues, resulting from the addition of new theaters.

  Cost of concession supplies for the nine months ended December 31, 1996 increased 31.8% to $1,270,283 from $963,738 for the nine months ended December 31, 1995. The dollar increase is due to increased concession costs associated with higher concession revenues. As a percentage of concession revenues, concession costs for the nine months ended December 31, 1996 and December 31, 1995 decreased to 31.3% from 38.8%. The decrease is due to lower concession costs experienced at the new theaters. A concession contract for the Company's first three theaters requires concession supplies be purchased in exchange for 40% of concession revenues. The Company provides its own concession supplies at the other theaters.

  Theater operating expenses for the nine months ended December 31, 1996 increased 82.2% to $4,577,056 from $2,512,693 for the nine months ended
December 31, 1995. As a percentage of total revenues, theater operating expenses increased to 32.5% from 28.3% during the applicable periods. The dollar increase is primarily attributable to the costs associated with the new theaters.

  General and administrative expenses for the nine months ended December 31, 1996 increased 52.3% to $2,249,084 from $1,476,806 for the nine months ended December 31, 1995. The increase is primarily due to additional costs associated with the opening of new theaters, bonuses and consulting fees and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative costs decreased to 16.0% from 16.6% during the applicable periods.

  Depreciation and amortization for the nine months ended December 31 1996 increased 166.8% to $1,092,405 from $395,570 for the nine months ended December 31, 1995. The increase is primarily the result of depreciation on additional equipment and amortization of preopening costs associated with the opening of the new theaters.

  Interest expense for the nine months ended December 31, 1996 increased to $469,357 from $302,630 for the nine months ended December 31, 1995. This increase is primarily attributable to the increased debt incurred by the Company in its expansion.

  Interest income for the nine months ended December 31, 1996 decreased to $17,094 from $92,986 for the nine months ended December 31, 1995. This decrease is attributable to lower interest earning balances as the Company used funds for expansion. In the prior year, the Company had more interest earning funds remaining from its initial public offering.

  As a result of the factors discussed above, the net loss for the nine months ended December 31, 1996 increased to $1,034,947, or $0.16 per common share, from $93,975, or $.02 per common share, for the nine months ended December 31, 1995.

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

  The Company continues actively to seek debt or equity capital for future expansion. No binding commitment for such funding has been obtained and there can be no assurance it will be obtained. In the event additional capital for future expansion is not obtained, the Company will not have sufficient cash for it's expansion plans, and this could have a material adverse effect on the Company.

  The Company leases six theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At December 31, 1996, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $53,190,000. As of December 31, 1996 the Company had also signed lease agreements for five additional theater locations. The new leases will require expected minimum rental payments aggregating approximately $109,200,000 over the life of the leases. Accordingly, existing minimum lease commitments as of December 31, 1996 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $162,390,000.

  During the nine months ended December 31, 1996, the Company generated cash of $2,031,110 from operating activities, as compared to generating $566,080 in cash from operating activities for the nine months ended December 31, 1995.

  During the nine months ended December 31, 1996, the Company used cash in investing activities of $4,929,627 as compared to $3,756,161 for the nine months ended December 31, 1995. Purchase of equipment for new theaters, net of construction deposit refunds, accounts for the use of cash in investing activities.

  During the nine months ended December 31, 1996, the Company provided net cash of $ 3,279,607 from financing activities, as compared to using $360,527 for the nine months ended December 31, 1995. The cash generated for the nine months ended December 31, 1996 came primarily from four convertible debentures totaling $3,000,000 and bank loans for $1,000,000, partially offset by debt repayments and costs for the acquisition of the capital. As of December 31, 1996, the Company was in compliance with, or had obtained waivers for, all bank loan covenants.

  The Company, at December 31, 1996, had a working capital deficit of $2,475,211.

  On April 11, 1996 and May 21, 1996, the Company issued Convertible Debentures in the principal amount of $500,000, aggregating $1,000,000. The Reg S debentures bear interest at 4% per annum and are due three years after issuance. The debentures are convertible after 40 days into shares of common stock at a conversion price of $3.95 and $4.25 per share, respectively. On May 22, 1996, the April 1996 debenture and accrued interest was converted into 127,152 shares of common stock. On July 3, 1996, the May 1996 debenture and accrued interest was converted into 118,215 shares of common stock.

  On August 6, 1996, the Company issued Convertible Debentures in the principal amount of $1,000,000 (aggregating $2,000,000) in separate transactions pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Each Convertible Debenture is convertible into shares of Common Stock of the Company at a conversion price per share equal to the lesser of (x) $3.50, or (y) 85% of the average closing bid price of the Common Stock for the three consecutive trading days immediately preceding the date of conversion.

  The purchasers have agreed that from the date of issuance until after the forty-fifth day after such date (the "Restricted Period"), any offer, sale or transfer of the Convertible Debentures or the shares of Common Stock issuable upon conversion of the Convertible Debentures (including any interests therein), shall be subject to various restrictions in accordance with Regulation S.The Convertible Debentures bear interest at the rate of four percent (4%) per annum, payable quarterly. If not sooner converted, the principal amount of the Convertible Debentures is due and payable on the second anniversary of issuance.

  On October 1, 1996 $900,000 worth of debentures were converted to 257,143 shares of common stock, on October 16, 1996 $200,000 worth of debentures were converted to 57,143 shares of stock and 291 shares of stock were issued for the payment of interest, on December 2, 1996 $50,000 worth of debentures and interest were converted to 16,099 shares of common stock, on January 8, 1997 $50,000 worth of debentures and interest were converted to 20,194 shares of common stock, and on January 21, 1997 $100,000 worth of debentures and interest were converted to 41,519 shares of common stock.

  In connection with the issuance of the Convertible Debentures, the Company issued a five year warrant to purchase 34,284 shares of common stock of the Company at an exercise price of $7.00 per share.


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

   During the quarter ended December 31, 1996 the Company opened a 10 screen theater in Riverside, California and the Company has plans for significant expansion. In this regard, the Company has entered into leases with respect to the development of 65 additional screens at six locations. The capital requirements necessary for the development of these locations is estimated to be at least $12,400,000. The Company does not presently have assets or cash flow sufficient to fund such future commitments. Accordingly, such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity or loan financing during the next six months. The Company believes it can obtain adequate capital and/or financing resources to sustain operations through the year ending March 31, 1997.

   However, the Company has not obtained any commitments for such financing and there can be no assurance that the Company will be able to obtain additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition, results of operations and liquidity will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters, or to perform its obligations under certain existing leases for theaters under development.

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

  The Company has net operating loss ("NOL") carryforwards of approximately $ 3,500,000 and $1,700,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income and expire in 2006 through 2011, while the California NOLs are available to offset future years taxable income and expire in 1998 through 2001. The utilization of these NOLs could be limited due to restrictions imposed under the Federal and state laws upon a change in ownership.

  At December 31, 1996, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since it has been determined that realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

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

  Need for Additional Financing; Use of Cash. The Company has aggressive expansion plans. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 65 additional screens at six locations. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $12,400,000. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity investments or loan financing. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition and results of operations and liquidity will be materially adversely affected, and it is likely the company would be in default under various leases and other obligations to which it is a party.

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

  Possible Delay in Theater Development and Other Construction Risks. In connection with the development of its theaters, the Company typically receives a construction allowance from the property owner and oversees the design, construction and completion of the theater site. The Company is generally responsible for construction costs in excess of the negotiated construction allowance . As a result, the Company is subject to many of the risks inherent in the development of real estate, many of which are beyond its control. Such risks include governmental restrictions or changes in Federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any theater development in a timely manner or within its proposed allowance. The Company has experienced cost overruns and delays in connection with the development of one of its existing theaters and no assurance can be given that such overruns and delays will not occur with respect to any future theater developments. The Company in the course of such development activities has also become involved in certain disputes with property owners, resulting in delays in reimbursement of construction expenses. Failure of the Company to develop its theaters within the construction allowance allocated to it will likely have a material adverse effect on the Company.

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

  Competition. The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and finding new theater sites. There are a number of well-established competitors with substantially greater financial and other resources than the Company that operate and are expanding in Southern California. Many of the Company's competitors, including United Artists Theaters, Pacific

Theaters, Mann Theaters, and Edwards Theatres each of which operates one or more theaters in the same geographic vicinity as the Company's current theaters, have been in existence significantly longer than the Company and are both better established in the markets where the Company's theaters are or may be located and better capitalized than the Company. Competition can also come from other sources such as television, cable television, pay television, direct satellite television and video tapes.

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

  Control of the Company. As of December 31, 1996, the current officers and directors of the Company own approximately 49.4% of the Common Stock (27.0% assuming exercise in full of the Redeemable Warrants and conversion of debentures). As a result, these individuals are in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors.

  Dependence on Management. The Company is significantly dependent upon the continued availability of John Ellison, Jr., Alan Grossberg and Jerry Willits, its President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Vice President, respectively. The loss or unavailability of any one of these officers to the Company for an extended period of time could have a material adverse effect on the Company's business operations and prospects. To the extent that the services of these officers are unavailable to the Company for any reason, the Company will be required to procure other personnel to manage and operate the Company and develop its theaters. There can be no assurance that the Company will be able to locate or employ such qualified personnel on acceptable terms. In December of 1996 the Company amended the five-year employment agreements with each of Messrs. Ellison, Grossberg and Willits. The amendments provide for each employment agreement to expire in December of 2001. The Company maintains "key man" life insurance in the amount of $1,250,000 on the lives of each of John Ellison, Jr., Alan Grossberg and Russell Seheult (the Chairman of the Company's Board of Directors), with respect to which the Company is the sole beneficiary.

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

  Risks of International Expansion. The Company has signed agreements to lease a 12 screen theater in Guadalajara, Mexico and a 10 screen theater in Tijuana, Mexico through CinemaStar Luxury Theaters, S.A. de C.V., a Mexican corporation in which the Company has a 75% ownership interest. These theaters are presently under construction and are expected to open in the Spring of 1997. To the extent that the Company elects to develop theaters in Mexico or any other country, the Company will be subject to the attendant risks of doing business abroad, including adverse fluctuations in currency exchange rates, increases in foreign taxes, changes in foreign regulations, political turmoil, deterioration in international economic conditions and deterioration in diplomatic relations between the United States and such foreign country.

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

  Compensation of Executive Officers. Effective August 1994 and amended in December of 1996, the Company entered into five-year employment agreements with each of John Ellison, Jr., Alan Grossberg and Jerry Willits, pursuant to which their annual salaries are $197,106, $145,860 and $94,380, respectively, subject to annual increases of between 10% and 12%. Mr. Grossberg's employment agreement has been amended to increase his salary by $52,000, to reflect compensation previously paid to him for film booking services. In addition, Messrs. Ellison, Grossberg and Willits will be entitled to receive substantial bonuses based on a percentage of net income in the event that the Company's net income for a given year exceeds $2 million and additional bonuses in the event that the Company has net income in excess of $7 million in a given year. Each of Messrs. Ellison, Grossberg and Willits will also receive an automobile allowance of up to $650 per month and certain insurance and other benefits. Moreover, in the event that Mr. Ellison or Mr. Grossberg is terminated or is not reelected or appointed as a director or executive officer of the Company for any reason other than for an uncured breach of his obligations under his employment agreement or his conviction of a felony involving moral turpitude, he shall have the right to receive his annual salary and bonuses for the remainder of the original five-year term of the contract. The employment agreements described above require that the Company pay substantial salaries during each year of the five year terms thereof to each of Messrs. Ellison, Grossberg and Willits, regardless of the Company's financial condition or performance. As a result, the agreements could have a material adverse effect on the Company's financial performance and condition.

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

   Risk of Limitation of Use of Net Operating Loss Carryforwards. As of March 31, 1996 the Company has net operating loss carryforwards of approximately $3,500,000 for federal income tax purposes, which may be utilized through 2006 to 2011, and approximately $1,700,000 for state income tax purposes, which may be utilized through 1998 to 200 (subject to certain limitations). The initial public offering and certain other equity transactions resulted or may have resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period may be subject to certain specified annual limitations. If there has been an ownership change for purposes of the Code, there can be no assurance as to the specific amount of net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact-dependent formula.

    Possible Volatility of Common Stock, Redeemable Warrant, and Class B Redeemable Warrant Prices. On or about October 25, 1996, a registration statement filed with the Securities and Exchange Commission became effective in connection with a temporary reduction in the exercise price of its Redeemable Warrants and the issuance of certain new warrants to holders of Redeemable Warrants who choose to exercise the Redeemable Warrants.

  On or about November 15, 1996, the Warrant Reduction Offer expired. Each of 226,438 Redeemable Warrants had been converted to one share of common stock and one Class B Redeemable warrant. Under the terms of the Warrant Reduction Offer, $3.50 was received by the Company for each warrant converted to common stock and a Class B Redeemable Warrant. Thus $792,533 of additional capital before expenses was acquired.

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

  Current Prospectus and State Registration Required To Exercise Redeemable Warrants, and Class B Redeemable Warrant. The Redeemable Warrants and Class B Redeemable Warrant are not exercisable unless, at the time of the exercise, the Company has a current prospectus covering the shares of Common Stock upon exercise of the Redeemable Warrants and Class B Redeemable Warrant and such shares have been registered, qualified or deemed to be exempt under the securities or "blue sky" laws of the state of residence of the exercising holder of the Redeemable Warrants and Class B Redeemable Warrants. Although the Company has undertaken to use its best efforts to have all of the shares of Common Stock issuable upon exercise of the Redeemable Warrants and Class B Redeemable Warrants registered or qualified on or before the exercise date and to maintain a current prospectus relating thereto until the expiration of the Redeemable Warrants and Class B Redeemable Warrants, there is no assurance that it will be able to do so. The value of the Redeemable Warrants and Class B Redeemable Warrants may be greatly reduced if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants or Class B Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the states in which the holders of the Redeemable Warrants or Class B Redeemable Warrant then reside.

  Investors may purchase the Redeemable Warrants and Class B Redeemable Warrants in the secondary market or may move to jurisdictions in which the shares underlying the Redeemable Warrants or Class B Redeemable Warrants are not registered or qualified during the period that the Redeemable Warrants and Class B Redeemable Warrants are exercisable. In such event, the Company will be unable to issue shares to those persons desiring to exercise their Redeemable Warrants or Class B Redeemable Warrants unless and until the shares are qualified for sale in jurisdictions in which such purchasers reside, or an exemption from such qualification exists in such jurisdictions, and holders of the Redeemable Warrants and Class B Redeemable Warrants would have no choice but to attempt to sell the Redeemable Warrants and Class B Redeemable Warrants in a jurisdiction where such sale is permissible or allow them to expire unexercised.

  Speculative Nature of Redeemable Warrants and Class B Redeemable Warrants; Adverse Effect of Possible Redemption of Redeemable Warrants or Class B Redeemable Warrants. The Redeemable Warrants and Class B Redeemable Warrants do not confer any rights of Common Stock ownership on the holders thereof, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of the Redeemable Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.00 per share, subject to adjustment in the event of certain dilutive events, on or prior to February 6, 2000, after which date any unexercised Redeemable Warrants will expire and have no further value. Specifically, holders of the Class B Redeemable Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.50 per share, subject to adjustment in the event of certain dilutive events, on or prior to September 15, 2001, after which date any unexercised Redeemable Warrants will expire and have no further value. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise prices of the Redeemable Warrants or Class B Redeemable Warrants, and consequently, whether it will ever be profitable for holders of the Redeemable Warrants or Class B Redeemable Warrants to exercise them.

  The Redeemable Warrants and Class B Redeemable Warrants are subject to redemption by the Company, at any time on 30 days prior written notice, at a price of $0.25 per Redeemable Warrant or Class B Redeemable Warrant if the average closing bid price for the Common Stock equals or exceeds $7.00 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. Redemption of the Redeemable Warrants or Class B Redeemable Warrants could force the holders thereof to exercise them and pay the exercise price at a time when it may be disadvantageous for such holders to do so, to sell the Redeemable Warrants and Class B Redeemable Warrants at the current market price when they might otherwise wish to hold them , or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants and Class B Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants and Class B Redeemable Warrants will automatically forfeit their rights to purchase shares of Common Stock if they are redeemed before being exercised.


  No Dividends. The Company has not paid any dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future. Earnings, if any, are expected to be retained for use in expanding the Company's business.

  Shares Eligible for Future Sale. Sales of substantial amounts of Securities in the public market or the perception that such sales could occur may adversely affect prevailing market prices of the Securities. The Redeemable Warrants being offered by the Company and the Redeemable Warrants being registered for the account of the Selling Security Holders entitle the holders of such Redeemable Warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock at any time through February 7, 2000. Class B Redeemable Warrants entitle the holder to purchase up to an aggregate of 246,438 shares of common stock at any time through September 15, 2001. In connection with the initial public offering, the Company issued to A.S. Goldmen & Co., Inc. Underwriter's Warrants to purchase up to 150,000 shares of Common Stock and/or Redeemable Warrants to purchase up to an additional 150,000 shares of Common Stock. Sales of either the Redeemable Warrants or the underlying shares of Common Stock, or even the existence of the Redeemable Warrants, may depress the price of the Common Stock or the Redeemable Warrants in the market for such Securities. In addition, in the event that any holder of Redeemable Warrants or Class B Redeemable Warrants exercises his warrants, the percentage ownership of the Common Stock by current shareholders would be diluted. Finally, the Company has reserved 587,500 shares of Common Stock for issuance to key employees and officers pursuant to the Company's Stock Option Plan.Fully-vested options to purchase 385,302 shares of Common Stock have been granted pursuant to such Stock Option Plan. In the event that these or any other stock options granted pursuant to such Stock Option Plan are exercised, dilution of the percentage ownership of Common Stock owned by the public investors will occur. Moreover, the mere existence of such options may depress the price of the Common Stock.

PART II-   OTHER INFORMATION
ITEM 6 -   Exhibits and Reports on Form 8-K

           (a)  Exhibits
                10.1 Amendment to Alan Grossberg Employment Agreement
                10.2 Amendment to Russell Seheult Consulting Agreement
                10.3 Amendment to John Ellison, Jr. Employment Agreement
                10.4 Amendment to Jerry Willits Employment Agreement
                10.5 Pacific Oceanside Holdings, L.P. Lease Agreement
                10.6 MDA-San Bernardino Associates, L.L.C. Lease Agreement

                Item 27.  Financial Data Schedule

           (b)  Reports on Form 8-K

                No Reports on Form 8-K were filed in the reporting period for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Dated: February 14, 1997

                                       CinemaStar Luxury Theaters, Inc.

                                       by:  /s/ JOHN ELLISON, JR.
                                          --------------------------------
                                       John Ellison, Jr.
                                       President, Chief Executive Officer
                                       (principal executive officer)

                                       by:  /s/ ALAN GROSSBERG
                                          --------------------------------
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial officer and
                                       principal accounting officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                       Description
   --------------                       -----------
       10.1            Amendment to Alan Grossberg Employment Agreement
       10.2            Amendment to Russell Seheult Consulting Agreement
       10.3            Amendment to John Ellison, Jr. Employment Agreement
       10.4            Amendment to Jerry Willits Employment Agreement
       10.5            Pacific Oceanside Holdings, L.P. Lease Agreement
       10.6            MDA-San Bernardino Associates, L.L.C. Lease Agreement
         27            Financial Data Schedule