Form 10QSB/A
period 1996-06-30
CINEMASTAR LUXURY THEATERS INC
filed 1997-07-15
CIK 931085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                    FORM 10-QSB/A
                                   AMENDMENT NO. 1

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

  Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES       X         NO
                             -----------         -------------

  Common stock, no par value: 6,445,367 shares outstanding as of August 12, 1996.

  Transitional Small Business Disclosure Format (check one):  YES
                                                                  ------------
NO      X
    ---------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CINEMASTAR LUXURY THEATERS, INC.

                                 TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 1996.....     1

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1996 and 1995....................     2

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1996 and 1995....................     3

         Notes to Condensed Consolidated Financial Statements.........     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    5-14

PART II. OTHER INFORMATION

Item 6.  Exhibits.....................................................    15

         Signatures...................................................    16

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                         June 30, 1996
                                                                                         -------------
ASSETS
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,142,297
Commission and other receivables. . . . . . . . . . . . . . . . . . . . . . . .              110,799
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              298,935
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               82,638
                                                                                         -----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,634,669
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .            8,000,663
Preopening costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              175,850
Deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              669,860
                                                                                         -----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10,481,042
                                                                                         -----------
                                                                                         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations . . . . . . . .          $   674,985
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,330,914
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              108,806
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              155,086
Advances from stockholder . . . . . . . . . . . . . . . . . . . . . . . . . . .               60,000
                                                                                         -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,329,791
Long-term debt and capital lease obligations, net of current portion. . . . . .            3,973,774
Convertible debenture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              500,000
Deferred rent liability . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,738,607
                                                                                         -----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,542,172
                                                                                         -----------
COMMITMENTS AND CONTINGENCIES
Subsequent Event

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 100,000 shares authorized; Series A redeemable preferred stock, no par value; 25,000 shares designated; no shares issued
     or outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --
  Common stock, no par value; 15,000,000 shares authorized; 6,327,152 shares
     issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .           6,871,860
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,487,598
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,420,588)
                                                                                        -----------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,938,870
                                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . .         $10,481,042
                                                                                        -----------
                                                                                        -----------

        See accompanying notes to condensed consolidated financial statements.

                  CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------    -----------
REVENUES:
Admissions. . . . . . . . . . . . . . . . . . .     $2,963,529      $1,882,523
Concessions . . . . . . . . . . . . . . . . . .      1,202,922         765,883
Other operating revenues. . . . . . . . . . . .         93,952          31,095
                                                     ----------      ----------

TOTAL REVENUES. . . . . . . . . . . . . . . . .      4,260,403       2,679,501
                                                     ----------      ----------
Cost and expenses:
Film rental and booking costs . . . . . . . . .      1,603,729       1,057,668
Cost of concession supplies . . . . . . . . . .        358,984         306,353
Theater operating expenses. . . . . . . . . . .      1,275,509         845,581
General and administrative expenses . . . . . .        664,640         523,061
Depreciation and amortization . . . . . . . . .        225,641         117,231
                                                     ----------      ----------

TOTAL COSTS AND EXPENSES. . . . . . . . . . . .      4,128,503       2,849,894
                                                     ----------      ----------

OPERATING INCOME (LOSS) . . . . . . . . . . . .        131,900        (170,393)
                                                     ----------     ----------
OTHER INCOME (EXPENSE):
  Interest income . . . . . . . . . . . . . . .          2,644          55,429
  Interest expense. . . . . . . . . . . . . . .       (150,661)       (103,521)
  Non-cash interest expense related to
   convertible debentures . . . . . . . . . . .       (977,568)             --
                                                     ----------     -----------
TOTAL OTHER INCOME (EXPENSE). . . . . . . . . .     (1,125,585)        (48,092)
                                                     ----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES. . . . .       (993,685)       (218,485)
PROVISION FOR INCOME TAXES. . . . . . . . . . .             --
                                                     ----------     -----------
NET LOSS. . . . . . . . . . . . . . . . . . . .     $ (993,685)      $(218,485)
                                                     ----------     -----------
                                                     ----------     -----------
NET LOSS PER COMMON SHARE . . . . . . . . . . .     $     (.16)     $     (.04)
                                                     ----------      ----------
                                                     ----------      ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND SHARE EQUIVALENTS  OUTSTANDING. . . . . . .      6,254,000       6,200,000
                                                     ----------      ----------

        See accompanying notes to condensed consolidated financial statements.

              CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Three Months Ended June 30,
                                                                           -------------------------
                                                                              1996           1995
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (993,685)    $ (218,485)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .              259,749        117,231
  Deferred rent liability . . . . . . . . . . . . . . . . . . .              236,834         73,287
  Non-cash interest expense . . . . . . . . . . . . . . . . . .              977,568             --
  Increase (decrease) from changes in:
     Commission and other receivables . . . . . . . . . . . . .              (23,194)       (23,736)
     Prepaid expenses and other current assets. . . . . . . . .             (122,065)        48,000
     Deposits and other assets. . . . . . . . . . . . . . . . .             (138,406)       274,500
     Accounts payable . . . . . . . . . . . . . . . . . . . . .              492,774        236,628
     Accrued expenses and other liabilities . . . . . . . . . .             (178,912)       (57,338)
                                                                           ----------     ----------
Cash provided by operating activities . . . . . . . . . . . . .              510,663        450,087
                                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment . . . . . . . . . . . . . .           (1,336,802)      (172,470)
Refundable construction deposit . . . . . . . . . . . . . . . .              600,000             --
                                                                           ----------     ----------
Cash used in investing activities . . . . . . . . . . . . . . .             (736,802)      (172,470)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt. . . . . . . . . . . .              500,000             --
Principal payments on long-term debt and capital lease. . . . .
  obligations . . . . . . . . . . . . . . . . . . . . . . . . .             (157,342)      (101,257)
Proceeds from issuance of convertible debentures. . . . . . . .            1,000,000             --
Advances from stockholder . . . . . . . . . . . . . . . . . . .               60,000         20,000
Repayment of advances from stockholder. . . . . . . . . . . . .             (320,000)
Payment of debt issuance costs. . . . . . . . . . . . . . . . .             (172,772)            --
                                                                           ----------     ----------
Cash provided by (used in) financing activities . . . . . . . .              909,886        (81,257)
                                                                           ----------     ----------
Net increase in cash and cash equivalents . . . . . . . . . . .              683,747        196,360
Cash and cash equivalents, beginning of period. . . . . . . . .              458,550      4,091,885
                                                                           ----------     ----------
Cash and cash equivalents, end of period. . . . . . . . . . . .          $ 1,142,297     $4,288,245
                                                                           ----------     ----------
                                                                           ----------     ----------

        See accompanying notes to condensed consolidated financial statements.

                  CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

NOTE 1

  The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1997.

NOTE 2

This Quarterly Report on Form 10-QSB/A is filed to restate the Company's financial statements for the three months ended June 30, 1996. The Company has since determined that the recognition of non-cash interest expense should be reported for the three months ended June 30, 1996 relating to convertible debentures convertible at a discount to market.

As described in the minutes to the March 13, 1997 meeting of the Emerging Issues Task Force, an SEC Observer addressed issues relating to convertible debt instruments which are convertible at a discount to the market. The SEC staff believes that the discount should be accounted for as additional interest expense. The Company conformed to these views and computed the amount of the discounts based on the difference between the conversion price and the fair value of the underlying common stock on the date the respective debentures were issued. The Company recorded $977,568 of additional paid-in-capital for the discounts related to the embedded interest in the convertible debentures described in Note 3 below. The discounts have been amortized to interest expense over the period that the respective debentures are first convertible using the effective interest rate method. Accordingly, the entire $977,568 was amortized and is included in the caption "Non-cash interest expense related to convertible debentures" in the accompanying statement of operations for the three months ended June 30, 1996. As the discounts have been fully amortized at June 30, 1996, there is no net effect on stockholders' equity.

The aggregate affect of such adjustments in the three months ended June 30, 1996 is summarized below:

                         THREE MONTHS ENDED JUNE 30, 1996
                   (BEFORE RESTATEMENT)       (AFTER STATEMENT)
                   --------------------       -----------------

Operating Income        $ 131,900                $ 131,900

Net Loss                $ (16,117)               $(993,685)

Net Loss Per Share      $     -                  $    (.16)

NOTE 3

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

NOTE 4

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB/A. Except for the historical information contained herein, the discussion in this Form 10-QSB/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB/A. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

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

  Non-cash interest expense, which was $977,568 for the three months ended June 30, 1996, results from issuing debentures which are convertible at a discount from the quoted market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the period which the debentures are first convertible and have no effect on stockholder's equity. (See Note 2 of Notes to Condensed Consolidated Statements).

  As a result of the factors discussed above, the net loss for the three months ended June 30, 1996 increased to $993,685 or $.16 per common share, from $218,485, or $.04 per common share, for the three months ended June 30, 1995.

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

                              PART II -- OTHER INFORMATION
ITEM 6 -- EXHIBITS

    (a) Exhibits

         27.1    Amended Financial Data Schedule

                                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 1997

                                  CinemaStar Luxury Theaters, Inc.



                                  By: /s/  JOHN ELLISON, JR.
                                      --------------------------------
                                      John Ellison, Jr.
                                      President and Chief Executive Officer
                                      (principal executive officer)

                                  By: /s/  ALAN GROSSBERG
                                      --------------------------------
                                      Executive Vice President and Chief
                                      Financial Officer (principal
                                      financial officer and principal
                                      accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number               Description
------               -----------
27.1     Amended Financial Data Schedule