Form 10QSB/A
period 1996-09-30
CINEMASTAR LUXURY THEATERS INC
filed 1997-07-15
CIK 931085

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                                    FORM 10-QSB/A
                                   AMENDMENT NO. 1


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

YES
    -----

NO   X
   -----

                           CINEMASTAR LUXURY THEATERS, INC.

                                  TABLE OF CONTENTS

                                                                      Page No.
PART I.  Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 1996       3

         Condensed Consolidated Statements of Operations for the three
         and six months ended September 30, 1996 and 1995                    4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended September 30, 1996 and 1995                        5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition      7-18
         and Results of Operations.


PART II. Other Information

Item 6.  Exhibits                                                           19
         Signatures                                                         20

PART I. Financial Information
ITEM 1. Financial Statements

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)


                                                                September 30,
                                                                     1996
                                                                -------------
ASSETS
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     609,526
Commissions and  other receivables. . . . . . . . . . . . . . .       128,365
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .       391,014
Other current assets. . . . . . . . . . . . . . . . . . . . . .       139,625
                                                                -------------
Total current assets. . . . . . . . . . . . . . . . . . . . . .     1,268,530

Property and equipment, net . . . . . . . . . . . . . . . . . .     9,852,821
Preopening costs, net . . . . . . . . . . . . . . . . . . . . .       235,115
Deposits and other assets . . . . . . . . . . . . . . . . . . .       810,450
                                                                -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . $  12,166,916
                                                                -------------
                                                                -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations $     691,800
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     1,416,162
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .       149,511
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .        53,245
Advances from stockholders. . . . . . . . . . . . . . . . . . .        60,000
                                                                -------------
Total current liabilities . . . . . . . . . . . . . . . . . . .     2,370,718
Long-term debt and capital lease obligations, net of current
    portion. . . . . . . . . . . . . . . . . . . . . . . . . . .    3,792,402
Convertible debentures . . . . . . . . . . . . . . . . . . . . .    2,000,000
Deferred rent liability. . . . . . . . . . . . . . . . . . . . .    1,914,804
                                                                -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .   10,077,924
                                                                -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 100,000 shares
  authorized; Series A redeemable preferred
  stock, no par value; 25,000 shares designated;
  no shares issued or outstanding. . . . . . . . . . . . . . . .            0
Common stock, no par value; 15,000,000 shares authorized;
  6,445,367 shares issued and outstanding. . . . . . . . . . . .    7,285,110
Additional paid-in capital . . . . . . . . . . . . . . . . . . .    2,559,027
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (7,755,145)
                                                                -------------


TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . . . . . .    2,088,992
                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .$  12,166,916
                                                                -------------
                                                                -------------



See accompanying notes to condensed consolidated financial statements.

                  CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                            THREE MONTHS ENDED SEPTEMBER 30,        SIX MONTHS ENDED SEPTEMBER 30,
                                                1996                1995                1996                1995
                                            -----------       ------------          ------------        ------------
REVENUES:
Admissions. . . . . . . . . . . . . . . . . $ 3,493,385       $  2,293,693          $  6,456,914        $  4,176,216
Concessions . . . . . . . . . . . . . . . .   1,453,061            862,413             2,655,983           1,628,296
Other operating revenues. . . . . . . . . .     100,502             63,227               194,454              94,322
                                            -----------       ------------          ------------        ------------

TOTAL REVENUES. . . . . . . . . . . . . . .   5,046,948          3,219,333             9,307,351           5,898,834
                                            -----------       ------------          ------------        ------------

Costs and expenses:
Film rental & booking costs . . . . . . . .   1,963,790          1,259,818             3,567,519           2,317,486
Cost of concession supplies . . . . . . . .     482,909            334,811               841,893             641,164
Theater operating expenses. . . . . . . . .   1,526,949            811,894             2,802,458           1,657,475
General & administrative expenses . . . . .     863,710            526,574             1,528,350           1,048,035
Depreciation & amortization . . . . . . . .     331,428            157,508               557,069             274,739
                                            -----------       ------------          ------------        ------------

TOTAL COSTS AND EXPENSES. . . . . . . . . .   5,168,786          3,090,605             9,297,289           5,938,899
                                            -----------       ------------          ------------        ------------

OPERATING INCOME (LOSS) . . . . . . . . . .    (121,838)           128,728                10,062             (40,065)
                                            -----------       ------------          ------------        ------------

OTHER INCOME (EXPENSE):
Interest income . . . . . . . . . . . . . .      12,514             31,572                15,158              87,001
Interest expense. . . . . . . . . . . . . .    (152,204)          (102,204)             (302,865)           (205,725)
Non-cash interest expense related to
  convertible debentures. . . . . . . . . .  (1,071,429)                --            (2,048,997)                 --
                                            -----------       ------------          ------------        ------------

TOTAL OTHER INCOME (EXPENSE). . . . . . . .  (1,211,119)           (70,632)           (2,336,704)           (118,724)
                                            -----------       ------------          ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . .  (1,332,957)            58,096            (2,326,642)           (158,789)

PROVISION FOR INCOME TAXES. . . . . . . . .      (1,600)                 0                (1,600)             (1,600)
                                            -----------       ------------          ------------        ------------

NET INCOME (LOSS) . . . . . . . . . . . . . ($1,334,557)      $     58,096           ($2,328,242)          ($160,389)
                                            -----------       ------------          ------------        ------------
                                            -----------       ------------          ------------        ------------

Net income (loss) per common share. . . . .       (.21)                .01                  (.37)               (.03)
                                            -----------       ------------          ------------        ------------
                                            -----------       ------------          ------------        ------------

Weighted average number of common
shares and share equivalents outstanding. .   6,441,512          6,200,000             6,348,514           6,200,000
                                            -----------       ------------          ------------        ------------
                                            -----------       ------------          ------------        ------------



See accompanying notes to condensed consolidated financial statements.

                  CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                     1996              1995
                                                 -------------     ------------

Cash flows from operating activities;
Net loss. . . . . . . . . . . . . . . . . . . . . ($2,328,242)       ($160,389)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization . . . . . . . . . .     557,069          274,739
Deferred rent liability . . . . . . . . . . . . .     413,031          127,878
Non-cash interest expense . . . . . . . . . . . .   2,048,997                -
Increase (decrease) from changes in:
  Commission and other receivables. . . . . . . .     (40,760)          (8,645)
  Prepaid expenses and other current assets . . .    (271,131)         311,000
  Accounts payable. . . . . . . . . . . . . . . .     578,022          152,694
  Accrued expenses and other liabilities. . . . .    (240,048)        (141,789)
  Deposits and other assets . . . . . . . . . . .     (63,705)           1,500
  Preopening costs. . . . . . . . . . . . . . . .     (97,014)               0
                                                  -----------        ---------

Cash provided by operating activities . . . . . .     556,219          556,988
                                                  -----------        ---------

Cash flows from investing activities:
Refund of construction deposit. . . . . . . . . .     600,000                0
Purchases of property and equipment . . . . . . .  (3,448,531)      (3,504,968)
                                                  -----------        ---------

Cash used in investing activities . . . . . . . .  (2,848,531)      (3,504,968)
                                                  -----------        ---------

Cash flows from financing activities:
Proceeds from issuance of long-term debt. . . . .     500,000                0
Principal payments on long term-debt and capital
  lease obligation. . . . . . . . . . . . . . . .    (321,899)        (214,830)
Proceeds from issuance of convertible debentures.   3,000,000                0
Payment of debt issuance costs. . . . . . . . . .    (474,813)               0
Advances from stockholders. . . . . . . . . . . .      60,000                0
Repayment of advances from stockholders . . . . .    (320,000)         (19,500)
                                                  -----------        ---------

Cash provided by (used in) financing activities .   2,443,288         (234,330)
                                                  -----------        ---------

Net increase (decrease) in cash . . . . . . . . .     150,976       (3,182,310)
Cash, beginning of period . . . . . . . . . . . .     458,550        4,091,885
                                                  -----------        ---------

Cash, end of period . . . . . . . . . . . . . . .  $  609,526        $ 909,575
                                                  -----------        ---------
                                                  -----------        ---------



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

NOTE 2

This Quarterly Report on Form 10-QSB/A is filed to restate the Company's financial statements for the three and six months ended September 30, 1996. The Company has since determined that the recognition of non-cash interest expense should be reported for the three and six months ended September 30, 1996 relating to convertible debentures convertible at a discount to market.

As described in the minutes to March 13, 1997 meeting of the Emerging Issues Task Force, an SEC Observer addressed issues relating to convertible debt instruments which are convertible at a discount to the market. The SEC staff believes that the discount should be accounted for as additional interest expense. The Company conformed to those views and computed the amount of the discounts based on the difference between the conversion price and the fair value of the underlying common stock on the date the respective debentures were issued. The Company recorded an aggregate of $2,048,997 of additional paid-in-capital for the discounts related to the embedded interest in the convertible debentures described in Notes 3 and 4 below. The discounts have been amortized to interest expense over the period that the respective debentures are first convertible using the effective interest rate method. The entire amount ($977,568) related to the debentures described in Note 3 were amortized during the three months ended June 30, 1996 while the entire amount ($1,071,429) relating to the debentures described in Note 4 were amortized during the three months ended September 30, 1996. The related amounts are included in the caption "Non-cash interest expense related to convertible debentures" in the accompanying statements of operations for the three and six months ended September 30, 1996. As the discounts have been fully amortized at September 30, 1996, there is no net effect on stockholders' equity.

The aggregate affect of such adjustments in the three month and six months ended September 30, 1996 is summarized below:



                             Three Months Ended September 30, 1996           Six Months Ended September 30, 1996
                             -------------------------------------           -----------------------------------
                            (Before Restatement)(After Restatement)        (Before Restatement) (After Restatement)
                            ---------------------------------------        -------------------- -------------------
Operating Income (Loss)        $ (121,838)          $   (121,838)             $   10,062            $     10,062
Net Loss                       $ (263,128)          $ (1,334,557)             $ (279,245)           $ (2,328,242)
Net Loss Per Share             $     (.04)          $       (.21)             $     (.04)           $       (.37)




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


     Non-cash interest expense, which was $1,071,429 for the three months ended September 30, 1996, results from issuing debentures which are convertible at a discount from the quoted market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the period which the debentures are first convertible and have no effect on stockholders' equity. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

     As a result of the factors discussed above, the net loss for the three months ended September 30, 1996 was $1,334,557 or $ .21 per common share, compared to a net profit of $58,096, or $.01 per common share, for the three months ended September 30, 1995.



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


     Non-cash interest expense, which was $2,048,997 for the six months ended September 30, 1996, results from issuing debentures which are convertible at a discount from the quoted market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the period which the debentures are first convertible and have no effect on stockholders' equity. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

     As a result of the factors discussed above, the net loss for the six months ended September 30, 1996 increased to $2,328,242, or $ .37 per common share, from $160,389, or $.03 per common share, for the six months ended September 30, 1995.


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

PART II  OTHER INFORMATION - OMITTED


ITEM 6 - Exhibits

         (a)  Exhibits

              Item 27.1  Amended Financial Data Schedule

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Dated: July 15, 1997


                                  CinemaStar Luxury Theaters, Inc.

                                  by:  /s/ JOHN ELLISON, JR.
                                     -----------------------------------------
                                  John Ellison, Jr.
                                  President, Chief Executive Officer
                                  (principal executive officer)

                                  by:  /s/ ALAN GROSSBERG
                                     -----------------------------------------
                                  Senior Vice President and Chief Financial
                                  Officer (principal financial officer and
                                  principal accounting officer)