Form 10QSB/A
period 1996-12-31
CINEMASTAR LUXURY THEATERS INC
filed 1997-07-15
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
                                 Amendment No.1


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

                                 YES [X]  NO [ ]

Common stock, no par value: 7,064,194 shares outstanding as of February 13, 1997.

Transitional Small Business Disclosure Format. (check one):

YES ____

NO   X

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                                        PAGE NO.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of December 31, 1996      3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended December 31, 1996 and 1995                  4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended December 31, 1996 and 1995                      5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition      7-17
          and Results of Operations.

PART II.  Other Information                                                 17


Item 6.   Exhibits                                                          17


          Signatures                                                        18

PART I. Financial Information
ITEM 1. Financial Statements


                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                              DECEMBER 31, 1996
                                                              -----------------
     ASSETS
     CURRENT ASSETS
     Cash                                                      $     839,640
     Commissions and other receivables                                89,393
     Prepaid expenses                                                326,651
     Other current assets                                            235,124
                                                               -------------
     Total current assets                                          1,490,808

     Property and equipment, net                                  11,498,267
     Preopening costs, net                                           245,289
     Deposits and other assets                                       415,964
                                                               -------------
     TOTAL ASSETS                                              $  13,650,328
                                                               -------------
                                                               -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
     Current portion of long-term debt and capital
      lease obligations                                        $     783,747
     Accounts payable                                              2,812,392
     Accrued expenses                                                225,795
     Deferred revenue                                                120,385
     Advances from stockholders                                       21,000
                                                               -------------
     Total current liabilities                                     3,963,319
     Long-term debt and capital obligations, net of
      current portion                                              4,033,208
     Convertible debentures                                          850,000
     Deferred rent liability                                       2,079,285
                                                               -------------
     TOTAL LIABILITIES                                            10,925,812
                                                               -------------
     STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 100,000 shares
     authorized; Series A redeemable preferred
     stock, no par value, 25,000 shares designated;
     no shares issued or outstanding                                       0
     Common stock, no par value; 15,000,000 shares
     authorized; 7,002,481 shares issued and outstanding           8,676,336
     Additional paid-in capital                                    2,559,027
     Accumulated deficit                                          (8,510,847)
                                                               -------------
     TOTAL STOCKHOLDER'S EQUITY                                    2,724,516
                                                               -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  13,650,328
                                                               -------------
                                                               -------------


See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 THREE MONTHS  ENDED DECEMBER 31,         NINE MONTHS ENDED DECEMBER 31,
                                               ------------------------------------     ----------------------------------
                                                      1996                1995                 1996               1995
                                               ----------------     --------------      --------------      -------------
REVENUES
Admissions                                      $  3,272,867        $  2,067,386        $  9,729,781        $  6,243,602
Concessions                                        1,404,929             857,373           4,060,912           2,485,669
Other operating revenues                             107,767              68,131             302,221             162,453
                                                ------------        ------------        ------------        ------------

TOTAL REVENUES                                     4,785,563           2,992,890          14,092,914           8,891,724
                                                ------------        ------------        ------------        ------------
Costs and expenses:
Film rental and booking costs                      1,916,322           1,109,762           5,483,841           3,427,248
Cost of concession supplies                          428,390             322,574           1,270,283             963,738
Theater operating                                  1,775,127             855,218           4,577,585           2,512,693
General and administrative                           720,734             428,771           2,249,084           1,476,806
Depreciation and amortization                        535,336             120,831           1,092,405             395,570
                                                ------------        ------------        ------------        ------------
TOTAL COSTS AND EXPENSES                           5,375,909           2,837,156          14,673,198           8,776,055
                                                ------------        ------------        ------------        ------------
OPERATING INCOME (LOSS)                             (590,346)            155,734            (580,284)            115,669
                                                ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
Interest income                                        1,936               5,985              17,094              92,986
Interest expense                                    (166,492)            (96,905)           (469,357)           (302,630)
Non-cash interest expense
 related to convertible debentures                        --                  --          (2,048,997)                 --
                                                ------------        ------------        ------------        ------------

TOTAL OTHER INCOME (EXPENSE)                        (164,556)            (90,920)         (2,501,260)           (209,644)
                                                ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                   (754,902)             64,814          (3,081,544)            (93,975)
PROVISION FOR INCOME TAXES                              (800)                  0              (2,400)
                                                ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                  ($755,702)          $  64,814         ($3,083,944)           ($93,975)
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------
Net income (loss) per common share                     (0.11)               0.01               (0.47)              (0.02)
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

Weighted average number of common shares and
share equivalents outstanding                      6,860,986           6,200,000           6,520,851           6,200,000




     See accompanying notes to condensed consolidated financial statements.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  NINE MONTHS ENDED DECEMBER 31,
                                                  ------------------------------
                                                        1996             1995
                                                  ---------------  -------------
     Cash flows from Operating Activities
     Net loss                                     $  (3,083,944)     $  (95,575)

     Adjustments to reconcile net loss to
      net cash provided by operating
      activities:

     Depreciation and amortization                    1,092,405         395,570
     Deferred rent liability                            577,512         191,817
     Non-cash interest expense                        2,048,997               -
     Increase (decrease) from changes in:
       Commission and other receivables                  (1,788)       (219,678)
       Prepaid expenses and other current
        assets                                         (302,267)        199,230
       Accounts payable                               1,974,250         239,232
       Accrued expenses and other liabilities           (96,625)       (144,516)
       Deposits and other assets                         29,444               -
       Preopening costs                                (206,874)              -
                                                    -----------      ----------
     Cash provided by operating activities            2,031,110         566,080
                                                    -----------      ----------
     Cash flows from investing activities:

     Refund of construction deposit                     600,000               -
     Purchases of property and equipment             (5,529,627)     (3,757,661)
     Deposits and other assets                                -           1,500
                                                    -----------      ----------
     Cash used in investing activities               (4,929,627)     (3,756,161)

     Cash flows from financing activities:
     Principal payments on long term
      debt and capital                                 (489,146)       (343,027)
       lease obligations
     Proceeds from issuance of long term debt         1,000,000               -
     Proceeds from issuance of convertible
      debentures                                      3,000,000               -
     Advances from stockholder                           60,000               -
     Amounts due from officer                                 -         (17,500)
     Net proceeds from warrant redemptions              572,112               -
     Repayment of advances from stockholder            (359,000)              -
     Cost of issuing convertible debentures            (504,359)              -
                                                    -----------      ----------
     Cash provided by (used in)
      financing activities                            3,279,607        (360,527)
                                                    -----------      ----------
     Net increase (decrease) in cash                    381,090      (3,550,608)
     Cash, beginning of period                          458,550       4,091,885
                                                    -----------      ----------
     Cash, end of period                            $   839,640      $  541,277
                                                    -----------      ----------
                                                    -----------      ----------


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

NOTE 2

This Quarterly Report on Form 10-QSB/A is filed to restate the Company's financial statements for the nine months ended December 31, 1996. The Company has since determined that the recognition of non-cash interest expense should be reported for the nine months ended December 31, 1996 relating to convertible debentures convertible at a discount to market.

As described in the minutes to the March 13, 1997 meeting of the Emerging Issues Task Force, an SEC Observer addressed issues relating to convertible debt instruments which are convertible at a discount to the market. The SEC staff believes that the discount should be accounted for as a additional interest expense. The Company conformed to those views and computed the amount of the discounts based on the difference between the conversion price and the fair value of the underlying common stock on the date the respective debentures were issued. The Company recorded an aggregate of $2,048,997 of additional paid-in-capital for the discounts related to the embedded interest in the convertible debentures described in Notes 3 and 4 below. The discounts have been amortized to interest expense over the period that the respective debentures are first convertible using the effective interest rate method and are included in the caption "Non-cash interest expense related to convertible debentures" in the accompanying statement of operations for the nine months ended December 31, 1996. As the discounts have been fully amortized at December 31, 1996, there is no net effect on stockholders' equity.

The aggregate affect of such adjustment in the nine months ended December 31, 1996 is summarized below:


                                NINE MONTHS ENDED DECEMBER 31, 1996
                         ----------------------------------------------
                         (BEFORE RESTATEMENT)          AFTER RESTATEMENT

Operating Loss              $   (580,284)               $   (580,284)

Net Loss                    $ (1,034,947)               $ (3,083,944)

Net Loss Per Share          $       (.16)               $       (.47)


NOTE 3


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


  Non-cash interest expense, which was $2,048,997 for the nine months ended December 31, 1996, results from issuing debentures which are convertible at a discount from the quoted market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the period which debentures are first convertible and have no effect on stockholders' equity. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

  As a result of the factors discussed above, the net loss for the nine months ended December 31, 1996 increased to $3,083,944, or $0.47 per common share, from $93,975, or $.02 per common share, for the nine months ended December 31, 1995.


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

  No Assurance of Continued NASDAQ Inclusion; Risk of Low-Priced Securities. In order to qualify for continued listing on NASDAQ, a company, among other things, must have $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price of $1.00 per share. If the Company is unable to satisfy the maintenance requirements for quotation on NASDAQ, of which there can be no assurance, it is anticipated that the Securities would be quoted in the over-the-counter market National Quotation Bureau ("NQB") "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market price of, the Securities, which may materially adversely affect the liquidity of the market for the Securities. In addition, if the Securities are delisted from NASDAQ, they might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission (the "Commission") relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker- dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

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


  (a) Exhibits

     Item 27.1  Amended Financial Data Schedule



* Previously filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: July 15, 1997


                                        CinemaStar Luxury Theaters, Inc.

                                        by:/s/ JOHN ELLISON, JR.
                                        -------------------------------
                                        John Ellison, Jr.
                                        President, Chief Executive Officer
                                        (principal executive officer)

                                        by:  /s/ ALAN GROSSBERG
                                        -------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial officer and
                                        principal accounting officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                  DESCRIPTION
   --------------                  -----------

       27.1                   Amended Financial Data Schedule