Form 10KSB
period 1997-03-31
CINEMASTAR LUXURY THEATERS INC
filed 1997-07-15
CIK 931085

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                            COMMISSION FILE NUMBER 0-25252

                           CINEMASTAR LUXURY THEATERS, INC.
                    (Name of Small Business Issuer in its charter)

         CALIFORNIA                                          33-0451054
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)
                     431 College Blvd., Oceanside, CA  92057-5435
                (Address of principal executive offices) (Zip Code)

                                    (760) 630-2011
                   (Issuer's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
         None                                       None

             SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                              Common Stock, no par value
                                 Redeemable Warrants
                             Class B Redeemable Warrants
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO_____
        -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on July 10, 1997 as reported on the NASDAQ Small Capital Market, was approximately $5,428,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Issuer's revenues for the year ended March 31, 1997 totaled $19,631,621.

As of July 10, 1997 Registrant had outstanding 7,944,182 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below: Part III, Items 9, 10, 11, and 12 - Definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

Transitional Small Business Disclosure Format   Yes _____   No  X
                                                   -----     -----

                                  Page 1 of XX Pages
                           Exhibit Index appears on Page XX

                                        PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

GENERAL

         CinemaStar Luxury Theaters, Inc. (the "Company") develops, owns and operates multi-screen, primarily first-run movie theater locations in Southern California. The Company currently operates theaters having a total of 69 screens in San Diego and Riverside Counties in Southern California.
Construction of the Company's first theater, an eight screen leased theater complex at the Mission Marketplace Shopping Mall in Oceanside, California, was completed in November 1991. In July 1997 the Company added five more screens to this theater. In May 1992, the Company opened the Galaxy Six Cinemas in Bonsall, California. In May 1993, the Company opened the Chula Vista 10, a 10 screen leased theater complex in Chula Vista, California. The Company acquired a six screen complex in Chula Vista, California in August 1995. In March 1996, the Company opened a leased 14 screen theater in Riverside, California, in August 1996 a ten screen leased theater in Perris California and in November
1996 a ten screen leased theater in Riverside California.   In addition,
CinemaStar Luxury Theaters, S.A. de C.V., a 75% owned subsidiary of the Company, is developing a leased 10 screen theater in Tijuana, Mexico.

    The Company has pursued a strategy of selectively developing and leasing multi-screen theaters, except for the six screen complex in Chula Vista which it owns. In evaluating theaters, the Company attempts to locate sites in which it believes it can achieve a leading market position as the sole or leading exhibitor in the targeted film licensing zone. A film licensing zone (a "film zone") is a geographic area established by film distributors, generally encompassing a radius of from three to six miles in metropolitan and suburban markets (depending primarily upon population density), in which a given film is allocated to only one theater. The Company believes that 59 of its 69 screens are located in film zones in which it presently is the only exhibitor. By developing theaters in film zones in which there are a limited number of theaters, the Company believes it is able to select the most desirable films from, and negotiate more effectively with, motion picture distributors that supply the Company's theaters with films. Film zones are designated in the sole discretion of film distributors and may be changed at any time for a variety of reasons, most of which are outside the control of the Company.

    The Company believes that the locations of its theaters, as well as its high-quality sound systems, projection equipment, luxurious appointments, such as roomy, comfortable seats and spacious seating configurations, and a carefully selected and trained staff which emphasizes service, provide patrons with an enjoyable movie-going experience. The Company's theater complexes typically contain multiple auditoriums each having 120 to 500 seats, which provides the Company the flexibility to adjust its screening schedules by shifting films from larger to smaller auditoriums within the same complex in response to audience demand. The Company expects that its future growth will be dependent upon its ability to develop theaters in desirable locations, although it may consider strategic acquisitions of existing theaters or theater chains.

    The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and locating new theater sites. Many of the Company's competitors, including Pacific Theaters and Mann Theaters, each of which operates one or more theaters in the same geographic vicinity as the Company's current theaters, have been in existence longer, are better established in the markets in which the Company's theaters are or may be located and are better capitalized than the Company. Competition can also come from other sources such as cable television and video tapes. The ability of the Company to operate successfully depends on a number of factors, the most important of which is the availability of marketable motion pictures. Although the Company believes it can favorably compete with respect to the licensing of films, poor relationships with film distributors, a disruption in the production of motion pictures or poor commercial success of motion pictures booked by the Company would have a material adverse effect upon the Company's business, results of operations, and/or liquidity.

    The Company was incorporated in California in April 1989 under the name Nickelodeon Theater Co., Inc. and adopted its current name in August 1995. The Company's executive offices are located at 431 College Boulevard, Oceanside, California 92057 and its telephone number is (760) 630-2011.

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

    Traditionally, the motion picture industry's largest producers and distributors have been the seven major studios (Paramount, Disney/Touchstone, Warner Brothers, Columbia/Tri-Star, Universal, 20th Century Fox and MGM/UA). Since 1989, films distributed by these companies typically have accounted for between approximately 84% and 96% of annual U.S. admissions revenues. No single one of the seven major studios dominates the film distribution market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor commercial success of motion pictures would have a material adverse effect upon the Company's business, results of operations, and/or liquidity.

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

    The motion picture exhibition industry tends to be seasonal, as major film distributors have generally released the films expected to have the greatest commercial appeal during the summer and the Thanksgiving through year-end holiday season. However, the Company believes that this seasonality has been reduced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

BUSINESS STRATEGY

    The Company believes that the following characteristics are the key elements of its operating strategy:

IDENTIFY FAVORABLE TARGET MARKETS. The Company attempts to target markets in which it believes it can achieve a market position as a leading motion picture exhibitor. The Company believes that 59 of it's 69 screens are located in film licensing zones in which it currently is the only exhibitor. In addition, the Company attempts to identify development sites in areas having economic and demographic trends that are favorable to increased motion picture attendance.

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

Once a potential theater site has been selected and the Company determines that it wishes to develop such site, the Company negotiates and enters into a lease contract with the owner of the undeveloped property, with an agreed upon construction allowance to be paid by the developer. Developments typically include the Company's theater as the "anchor" tenant, but include other retail or commercial space as well.

Once a lease, basic design and construction budget have been negotiated, the Company, through an independent construction project manager, oversees the design, construction and development of the Company's theater. The Company is responsible for completing construction of the theater project within the construction allowance. In the event that the square footage cost is greater than the allowance, the Company is required to fund any shortfall.

    By directly overseeing the construction and development of its theaters, the Company believes it is able to retain control over the quality and timing of construction. However, as a developer of theater properties, the Company is subject to many of the risks inherent in the development of real estate, including the risk that the construction funds advanced by the property owner will be insufficient to pay for the costs of construction. Other risks associated with the development and construction of theaters include the effects of governmental restrictions or changes in federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any theater development in a timely manner or within the proposed cost allowance. Costs incurred in the construction of the two most recently opened theaters have significantly exceeded the construction allowances and the Company is obligated for these additional costs.


Additional Revenue Sources

CONCESSIONS - In addition to revenues from box office admissions, the Company receives revenues from concession sales. Concession sales typically constitute approximately 27% to 32% of the Company's revenues for a given fiscal year. During fiscal 1997 and 1996, concession sales constituted 29.0% and 27.9% of the Company's total revenues, respectively. The Company's theaters offer a wide range of concession choices. The Company currently has long-term concession agreements with Pacific Concessions, Inc. for all of its theaters currently in operation. Pursuant to the terms of these agreements, Pacific Concessions, Inc. installs and supplies counters, equipment, paper and food items in a given theater, while the Company provides the concession space and employees to operate the concession stands. The agreements with Pacific Concessions, Inc. provide that the Company will receive a pecentage of the gross concession revenues generated at a given theater and Pacific Concessions, Inc. receives the remainder. The concession agreements have terms ranging from two to ten years and may be terminated by the Company prior to the expiration of the term upon payment of an early termination fee. The Company plans in future theaters to purchase concessions from the best source with consideration as to cost, product quality, and responsiveness of the vendor.

VIDEO GAMES - The Company operates video games and skill games at each of its locations. The proceeds cover video game purchases and maintenance of the equipment. Video games do not constitute a significant portion of the Company's revenues. During fiscal 1997 and 1996, revenues from video games were $309,330 (1.6% of total revenues) and $181,652 (1.6% of total revenues), respectively.

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

    In connection with the opening of a new theater, the Company utilizes a variety of promotional programs to create public awareness of the theater. Such promotional programs generally include free movies, discounted tickets, community charity activities, and concession programs as well as more traditional printed advertising.

FILM LICENSING

    The Company licenses films from distributors on a film-by-film and theater-by-theater basis. Prior to negotiating for a film license, representatives of the Company generally have the option to preview and evaluate upcoming films on the basis of cast, director, plot, performance of similar films, and expected Motion Picture of America rating. The Company's success in licensing a given film depends to a large extent upon its knowledge of trends and historical film preferences of the residents in markets served by the Company's theaters, as well as on the availability of commercially successful motion pictures.

    Films are licensed from the major film distributors and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones, generally encompassing a radius from three to six miles in metropolitan and suburban markets (depending primarily on population density) ("film zones"), and allocate each available film to one theater within that zone. The Company generally attempts to locate its theaters in film zones in which it is the sole or one of a few exhibitors, thereby permitting the Company to exhibit many of the most commercially successful films in these zones. The Company believes that 59 of its 69 screens are located in film zones in which it currently is the sole exhibitor, and that the University Village 10 is the leading theater in its film zone.

    In film zones where the Company is the sole exhibitor, film licenses for the Company are generally obtained by the Company selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will generally either require the exhibitors in the zone to bid for a film or will allocate films among the exhibitors in the film zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor. The Company currently does not bid for films in any of its markets, although it may be required to do so in the future. However, because the Company is smaller than most of its competitors, the Company believes that its film licensing costs are higher than its competitors.

    Film licenses entered into in a negotiated process typically specify rental fees based on the higher of a gross receipts formula or theater admissions revenue formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts from the licensed film with the percentage declining over the term of the film run. First run film rental fees usually begin at approximately 70% of box office receipts for the licensed film and gradually decline, over a period of four to seven weeks, to as low as 30% of box office receipts. Under a theater admissions revenue formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts for a given film over a negotiated allowance for theater expenses. In addition, if the distributor deems a film to be extremely promising, or if the distributor believes the Company's financial position is not strong enough to warrant extension of credit, it may require the Company to make advance payments of film rental fees in order to obtain a license for a film. The Company has not been required to make any advance payments, but there is no assurance that due to the Company's current financial position such payments will not be required in the future. Although generally not specifically contemplated by the provisions of film licenses, the terms of film licenses often are adjusted or renegotiated subsequent to the initial release of the film.

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

COMPETITION

    The motion picture exhibition industry is highly competitive, particularly with respect to film licensing including terms, the seating capacity, location and prestige of an exhibitor's theaters, the quality of projection and sound equipment at the theaters and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices. The Company believes that it competes favorably with respect to each of these factors. However, many of the Company's competitors are constructing new theaters utilizing "stadium" seating in which each row is a step higher than the one in front of it. Such "stadium" theaters are more expensive to construct than the Company's traditional theaters. The Company believes that "stadium" theaters constructed by competitors in the vicinity of its theaters may have a detrimental effect on the competitiveness and profitability of its theaters.

    Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of a single screen theater to large national chains of multi-screen theaters affiliated with entertainment conglomerates. Many of the Company's competitors, including Pacific Theaters and Mann Theaters, have been in existence significantly longer than the Company and are both better established in the markets where the Company's theaters are or may be located and are better capitalized than the Company.

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

    The Company's theater operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements and licensing. A significant portion of the Company's employees is paid at the federal minimum wage and, accordingly, further increases in the minimum wage would increase the Company's labor costs.

    In connection with the construction of its theaters, the Company, its contractors or landlords will be subject to the building permit and other requirements of local zoning and other laws and regulations. The Company does not anticipate that compliance with such laws and regulations will have a material adverse effect on its business.

EMPLOYEES

    As of July 10, 1997, the Company employed 378 persons, of which 52 were full-time and 326 were part-time employees. Of the Company's employees, 25 are corporate personnel, 27 are theater management personnel and the remainder are hourly personnel. The Company is not subject to any union or collective bargaining agreements and considers its employee relations to be good.

RISK FACTORS

    HISTORY OF LOSSES; DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN. The Company was founded in April 1989. Operations began with the completion of construction of the Company's first theater in November 1991. The Company has had significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $638,585 in the fiscal years ended March 31, 1997 and 1996, respectively. The Company's independent certified public accountants have highlighted the uncertainty related to substantial doubt about the Company's ability to continue as a going concern in their independent auditors' report. The Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company's failure to obtain sufficient additional financing within the requisite time frame could make it impossible for the Company to continue operations, force the Company to seek protection under federal bankruptcy law, and/or affect the Company's listing on the Nasdaq Small Cap Market.

    NEED FOR ADDITIONAL FINANCING; USE OF CASH. The Company has had aggressive expansion plans. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 40 additional screens at three locations during fiscal 1998. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $10,750,000. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, during fiscal 1998. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition, results of operations, and/or liquidity will be materially and adversely affected. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

    POTENTIAL DILUTION. The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments were convertible into common stock of the Company at a conversion price that was significantly lower than the price at which the Company's common stock was trading. The Company believes that because of its history of operating losses, limited equity, and rapid growth plans, it has limited options in acquiring the additional debt and/or equity. The Company has entered into a letter of intent for $15 million of Equity financing that will, if completed, result in significant dilution of current shareholders.

    DEPENDENCE ON FILMS. The ability of the Company to operate successfully depends upon a number of factors, the most important of which is the availability of marketable motion pictures. Poor relationships with film distributors, a disruption in the production of motion pictures or poor commercial success of motion pictures would have a material adverse effect upon the Company's business, results of operations, and/or liquidity. See "Business -- Film Licensing."

    LONG-TERM LEASE OBLIGATIONS; PERIODIC RENT INCREASES. The Company operates most of its current theaters pursuant to long-term leases which provide for large monthly minimum rental payments which increase periodically over the terms of the leases. The Chula Vista 6 is owned by the Company and not subject to such lease payments. The Company will be dependent upon increases in box office and other revenues to meet these long-term lease obligations. In the event that box office and other revenues decrease or do not significantly increase, the Company will likely not have sufficient revenues to meet its lease obligations, which would have a material adverse effect on the Company's business, results of
operations, and/or liquidity.   See "Business -- Theater Operations".

    POSSIBLE DELAY IN THEATER DEVELOPMENT AND OTHER CONSTRUCTION RISKS. In connection with the development of its theaters, the Company typically receives a construction allowance from the property owner and oversees the design, construction and completion of the theater site. The Company is generally responsible for construction costs in excess of the negotiated construction allowance. As a result, the Company is subject to many of the risks inherent in the development of real estate, many of which are beyond its control. Such risks include governmental restrictions or changes in Federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any theater development in a timely manner or within its proposed construction allowance. The Company has experienced costs materially in excess of its allowances in two theaters and delays in connection with the development of one of its existing theaters and no assurance can be given that such overruns and delays will not occur with respect to any future theater developments. Failure of the Company to develop its theaters within the construction allowance allocated to it will likely have a material adverse effect on the Company's business, results of operations, and/or liquidity. See "Business -- Theater Operations."

    In addition, the Company will be dependent upon unaffiliated contractors and project managers to complete the construction of its theaters. Although the Company believes that it will be able to secure commitments from contractors, project managers and other personnel needed to design and construct its theaters, the inability to consummate a contract for the development of a theater or any subsequent failure of any contractor or supplier to comply with the terms of its agreement with the Company might have a material adverse effect on the Company's business, results of operations, and/or liquidity. See "Business -- Theater Operations -- Development of Theaters."

    DEPENDENCE ON ABILITY TO SECURE FAVORABLE LOCATIONS AND LEASE TERMS. The success of the Company's operations is dependent on its ability to secure favorable locations and lease terms for each of its theaters. There can be no assurance that the Company will be able to locate suitable locations for its theaters, and even if the Company can locate suitable locations to lease, its current financial condition may prevent it from obtaining favorable lease terms. The failure of the Company to secure favorable locations for its theaters or to lease such locations on favorable terms would have a material adverse effect on the Company's business, results of operations, and/or liquidity.

    COMPETITION. The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and finding new theater sites. There are a number of well-established competitors with substantially greater financial and other resources than the Company that operate in Southern California. Many of the Company's competitors, including Pacific Theaters, and Mann Theaters, each of which operates one or more theaters in the same geographic vicinity as the Company's current theaters, have been in existence significantly longer than the Company and are both better established in the markets where the Company's theaters are or may be located and better capitalized than the Company. Competition can also come from other sources such as television, cable television, pay television, direct satellite television and video cassettes.

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

    In recent years, alternative motion picture exhibition delivery systems have been developed for the exhibition of filmed entertainment, including cable television, direct satellite delivery, video cassettes and pay-per-view. An expansion of such delivery systems could have a material adverse effect on motion picture attendance in general and upon the Company's business, results of operations, and/or liquidity. See "Business -- Competition."

    GEOGRAPHIC CONCENTRATION. Each of the Company's current theaters is located in San Diego or Riverside Counties, California and the proposed theaters are all in Southern California or Mexico. As a result, negative economic or demographic changes in these areas will have a disproportionately large and adverse effect on the success of the Company's operations as compared to those of its competitors having a wider geographic distribution of theaters.

    DEPENDENCE ON CONCESSION SALES. Concession sales accounted for 29.0% and 27.9% of the Company's total revenues in the fiscal years ended March 31, 1997 and 1996, respectively. Therefore, the financial success of the Company depends, to a significant extent, on its ability to successfully generate concession sales in the future. The Company currently depends upon Pacific Concessions, Inc. ("Pacific Concessions"), a creditor of the Company, to operate and supply the lobby concession stands located in all of the Company's theaters. The Company's long term concession agreements with Pacific Concessions may be terminated by the Company prior to the expiration of their respective terms only upon payment of a substantial early termination fee. See "Business -- Theater Operations -Additional Revenue Sources."

    RELATIONSHIP WITH PACIFIC CONCESSIONS. The Company utilizes loans from Pacific Concessions to fund a portion of its operations. In the Company's loan agreements with Pacific Concessions, an event of default is defined to include, among other things, any failure by the Company to make timely payments on its loans from Pacific Concessions. In the event that an event of default occurs under such loan agreements, Pacific Concessions has certain remedies against the Company in addition to those afforded to it under applicable law, including, but not limited to, requiring the Company to immediately pay all loan amounts due to Pacific Concessions and requiring the Company to sell, liquidate or transfer any of its theaters and related property to third parties in order to make timely payments on its loans. If the Company were to default under any of its agreements with Pacific Concessions, and if Pacific Concessions enforced its rights thereunder, the Company would be materially adversely affected. See "Business -- Theater Operations -- Additional Revenue Sources"

    CONTROL OF THE COMPANY. As of July 10, 1997, the current officers and directors of the Company own approximately 27.3% of the Common Stock (17.1% assuming exercise in full of the redeemable warrants). As a result, these individuals are in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors. Certain officers and directors in the past have obtained loans secured by their shareholdings and the sale of shares from margin calls may from time to time have adversely affected, and may in the future adversely affect, the market price of the Company's securities.

    DEPENDENCE ON MANAGEMENT. The Company is significantly dependent upon the continued availability of John Ellison, Jr., Alan Grossberg and Jerry Willits, its President and Chief Executive Officer, Senior Vice President and Chief Operating Officer, and Vice President, respectively. The loss or unavailability of any one of these officers to the Company for an extended period of time could have a material adverse effect on the Company's business operations and prospects. To the extent that the services of these officers are unavailable to the Company for any reason, the Company will be required to procure other personnel to manage and operate the Company and develop its theaters. There can be no assurance that the Company will be able to locate or employ such qualified personnel on acceptable terms. In December 1996 the Company amended the five-year employment agreements with each of Messr. Ellison, Grossberg and Willits. The amendments provide for each employment agreement to expire in December 2001. The Company maintains "key man" life insurance in the amount of $1,250,000 on the lives of each of John Ellison, Jr., Alan Grossberg and Russell Seheult (the Chairman of the Company's Board of Directors), with respect to which the Company is the sole beneficiary. The Company's anticipated equity financing transaction with Rust Capital, Ltd. could result in a significant change in the management of the Company. See "Liquidity and Capital Resources".

    EXPANSION; MANAGEMENT OF GROWTH. The Company's plan of operation calls for the addition of new theaters and screens. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and personnel and other factors, such as general economic and demographic conditions, which are beyond the control of the Company. Such growth, if it occurs, could place a significant strain on the Company's management and operations. To manage such growth, the Company will be required to increase the depth of its financial, administrative, and theater management staffs. There can be no assurance, however, that the Company will be able to identify and hire additional qualified personnel or take such other steps as are necessary to manage its growth, if any, effectively. Given the Company's recent performance and financial condition, hiring qualified executives and professional staff is difficult. In addition, there is no assurance that the Company will be able to open any new theaters or that, if opened, those theaters can be operated profitably.

    RISKS OF INTERNATIONAL EXPANSION. Construction is in progress on a leased 10 screen theater in Tijuana, Mexico through CinemaStar Luxury Theaters, S.A. de C.V., a Mexican corporation in which the Company has a 75% ownership interest. The long-term lease is guaranteed by the Company. Under this lease rent is paid in U.S. dollars. Completion of this theater in Mexico, or the development of theaters in other foreign countries, will subject the Company to the attendant risks of doing business abroad, including adverse fluctuations in currency exchange rates, increases in foreign taxes, changes in foreign regulations, political turmoil, deterioration in international economic conditions and deterioration in diplomatic relations between the United States and such foreign country. Recently the value of the Mexican Peso has fallen in relation to the U.S. Dollar and Mexico is experiencing substantial inflation. See "Business -- Theater Operations."

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

    COMPENSATION OF EXECUTIVE OFFICERS. Effective August 1994 and amended in December 1996, or April 1997 the Company has employment agreements through December 2001, or April 2002 with each of John Ellison, Jr., Alan Grossberg Jerry Willits and Jon Meloan, pursuant to which their annual salaries are $197,106, $197,860 $94,380 and $90,000, respectively, some of which are subject to annual increases of between 10% and 12%.  Mr. Grossberg's employment agreement has been amended to increase his salary by $52,000 to
reflect compensation previously paid to him for film booking services.   In
addition, Messrs. Ellison, Grossberg and Willits will be entitled to receive substantial bonuses based on a percentage of net income in the event that the Company's net income for a given year exceeds $2 million and additional bonuses in the event that the Company has net income in excess of $7 million in a given year. Each of Messrs. Ellison, Grossberg and Willits will also receive an automobile allowance of up to $650 per month and certain insurance and other benefits. Moreover, in the event that Mr. Ellison, Mr. Grossberg, Mr. Willits or Mr. Meloan is terminated or is not reelected or appointed as a director or executive officer of the Company for any reason other than for an uncured breach of his obligations under his employment agreement or his conviction of a felony involving moral turpitude, he shall have the right to receive his annual salary and bonuses for the remainder of the original five-year term of the contract. See "Executive Compensation --Employment and Consulting Agreements." The employment agreements described above require that the Company pay substantial salaries during each year of the five year terms thereof to each of Messrs. Ellison, Grossberg, Willits, and Meloan regardless of the Company's financial condition or performance. As a result, the agreements could have a material adverse effect on the Company's financial performance and condition. If the anticipated financing with Rust Capital, Ltd. is completed, it is anticipated that the foregoing compensation agreements will be amended.

    NO ASSURANCE OF CONTINUED NASDAQ INCLUSION; RISK OF LOW-PRICED
SECURITIES. In order to qualify for continued listing on NASDAQ, a company, among other things, must have $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price of $1.00 per share. From time to time the minimum bid price has been below $1.00 per share. If the Company is unable to satisfy the maintenance requirements for quotation on NASDAQ, of which there can be no assurance, it is anticipated that the Company's Common Stock, Redeemable Warrants and Class B Redeemable Warrants (collectively, the "Securities") would be quoted in the over-the-counter market National Quotation Bureau ("NQB") "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market price of, the Securities, which may materially adversely affect the liquidity of the market for the Securities. In addition, if the Securities are delisted from NASDAQ, they might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission (the "Commission") relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

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

    RISK OF LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS.  As of
March 31, 1997, the Company had net operating loss carryforwards of approximately $4,175,000 for federal income tax purposes, which may be utilized through 2006 to 2012, and approximately $2,080,000 for state income tax purposes, which may be utilized through 1998 to 2002 (subject to certain limitations). The initial public offering and certain other equity transactions resulted or may have resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period may be subject to certain specified annual limitations. If there has been an ownership change for purposes of the Code, there can be no assurance as to the specific amount of net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact-dependent formula.

    POSSIBLE VOLATILITY OF COMMON STOCK, REDEEMABLE WARRANT, AND CLASS B REDEEMABLE WARRANT PRICES. On or about October 25, 1996, a registration statement filed with the Securities and Exchange Commission became effective in connection with a temporary reduction in the exercise price of its Redeemable Warrants and the issuance of certain new warrants to holders of Redeemable Warrants who chose to exercise the Redeemable Warrants.

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

    CURRENT PROSPECTUS AND STATE REGISTRATION REQUIRED TO EXERCISE REDEEMABLE WARRANTS AND CLASS B REDEEMABLE WARRANTS. The Redeemable Warrants and Class B Redeemable Warrants are not exercisable unless, at the time of the exercise, the Company has a current prospectus covering the shares of Common Stock upon exercise of the Redeemable Warrants and Class B Redeemable Warrants and such shares have been registered, qualified or deemed to be exempt under the securities or "blue sky" laws of the state of residence of the exercising holder of the Redeemable Warrants and Class B Redeemable Warrants. Although the Company has undertaken to use its best efforts to have all of the shares of Common Stock issuable upon exercise of the Redeemable Warrants and Class B Redeemable Warrants registered or qualified on or before the exercise date and to maintain a current prospectus relating thereto until the expiration of the Redeemable Warrants and Class B Redeemable Warrants, there is no assurance that it will be able to do so. The value of the Redeemable Warrants and Class B Redeemable Warrants may be greatly reduced if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants or Class B Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the states in which the holders of the Redeemable Warrants or Class B Redeemable Warrants then reside.

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

    SPECULATIVE NATURE OF REDEEMABLE WARRANTS AND CLASS B REDEEMABLE WARRANTS; ADVERSE EFFECT OF POSSIBLE REDEMPTION OF REDEEMABLE WARRANTS OR CLASS B REDEEMABLE WARRANTS. The Redeemable Warrants and Class B Redeemable Warrants do not confer any rights of Common Stock ownership on the holders thereof, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of the Redeemable Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.00 per share, subject to adjustment in the event of certain dilutive events, on or prior to February 6, 2000, after which date any unexercised Redeemable Warrants will expire and have no further value. Specifically, holders of the Class B Redeemable Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.50 per share, subject to adjustment in the event of certain dilutive events, on or prior to September 15, 2001, after which date any unexercised Class B Redeemable Warrants will expire and have no further value. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise prices of the Redeemable Warrants or Class B Redeemable Warrants, and consequently, whether it will ever be profitable for holders of the Redeemable Warrants or Class B Redeemable Warrants to exercise them.

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

    The Company anticipates that the sale of shares to Rust Capital, Ltd. (See Management's Discussion and Analysis for Plan of Operations -- "Liquidity and Capital Resources") would result in a significant reduction in the exercise price of the Company's Redeemable Warrants and Class B Redeemable Warrants in accordance with the anti-dilution provisions of such warrant agreements. The precise amount of the reduction in the exercise price will not be known until the final terms of the sale of shares have been determined.

    NO DIVIDENDS. The Company has not paid any dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future. Earnings, if any, are expected to be retained for use in expanding the Company's business.

    SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Securities in the public market or the perception that such sales could occur may adversely affect prevailing market prices of the Securities. The Redeemable Warrants and the Redeemable Warrants being registered for the account of the Selling Security Holders entitle the holders of such Redeemable Warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock at any time through February 6, 2000. Class B Redeemable Warrants entitle the holder to purchase up to an aggregate of 226,438 shares of common stock at any time through September 15, 2001. In connection with the initial public offering, the Company issued to A.S. Goldmen & Co., Inc. Underwriter's Warrants to purchase up to 150,000 shares of Common Stock and/or Redeemable Warrants to purchase up to an additional 150,000 shares of Common Stock. Sales of either the Redeemable Warrants or the underlying shares of Common Stock, or even the existence of the Redeemable Warrants, may depress the price of the Common Stock or the Redeemable Warrants in the market for such Securities. In addition, in the event that any holder of Redeemable Warrants or Class B Redeemable Warrants exercises his warrants, the percentage ownership of the Common Stock by current shareholders would be diluted. Finally, the Company has reserved 587,500 shares of Common Stock for issuance to key employees and officers pursuant to the Company's Stock Option Plan. Fully-vested options to purchase 400,805 shares of Common Stock have been granted pursuant to such Stock Option Plan. In the event that these or any other stock options granted pursuant to such Stock Option Plan are exercised, dilution of the percentage ownership of Common Stock owned by the public investors will occur. Moreover, the mere existence of such options may depress the price of the Common Stock.

    CAUTIONARY STATEMENT

    This Annual Report contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, and business of the Company and its subsidiary (collectively, unless the context otherwise requires). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the 10-QSB and 10-KSB, respectively. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

    The Company currently operates seven theaters with an aggregate of 69 screens in San Diego and Riverside Counties, in Southern California. Each of the Company's theaters is a multi-screen facility. Multi-screen theaters enable the Company to offer a diverse selection of films attractive to several segments of patrons residing within the drawing area of a particular theater. Varied auditorium seating capacities within the same theater enable the Company to reduce film rental costs, which generally decrease over the length of a film's release, by exhibiting films for a longer period by shifting films to smaller auditoriums to meet changing attendance levels. In addition, operating efficiencies are realized through the economics of having common box office, concession, projection, lobby and restroom facilities, which enable the Company to spread certain costs, such as payroll and rent, over a higher revenue base.

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

    The primary competition for the Chula Vista 10 is a six screen complex the Company acquired in August 1995, which is located approximately one mile from the Chula Vista 10 and is in the same film licensing zone as the Chula Vista 10. In addition, a six screen Mann Theaters complex and a nine screen Pacific Theaters complex are located four miles from the Chula Vista 10, but each is considered to be in a separate film licensing zone. It is anticipated that by having a major presence in the zone, and spreading available film product over 16 screens, the Company will be able to increase its revenues on a per screen basis. See "Chula Vista 6" below.

    The Chula Vista 10 theater is leased by CinemaStar Luxury Cinemas, Inc., a wholly-owned subsidiary of the Company, from Homart Development Co. The performance of the lease is guaranteed by several of the Company's shareholders and officers. The initial term of the lease is 20 years commencing May 1993, and provides for minimum rent payments of $288,000 per year for the first year of the lease, $576,000 per year for the next four years of the lease, $655,200 for the next five years of the lease, $748,800 per year for the next five years of the lease and $853,200 per year of the lease for every year thereafter until termination. All annual rental amounts are payable in equal monthly installments. In addition to the minimum rent payments, the lease requires CinemaStar Luxury Cinemas, Inc. to pay 10% of its net sales at the theater (excluding concession and certain other revenues) over a base level which increases annually from $2,880,000 in net sales in the first year of the lease to $8,532,000 in net sales per year in the 15th and subsequent years of the lease.

    CHULA VISTA 6 (CHULA VISTA, CALIFORNIA)--The Company acquired a six-screen theater complex in Chula Vista, California in August 1995 from United Artists Theater Circuit, Inc. The cost was approximately $3,192,000 paid through escrow from the cash funds of the Company. The theater consists of a six screen complex having a total seating capacity of 1,914 persons. In addition to the theater complex, also purchased were shops for two tenants who are currently paying an aggregate of approximately $3,000 per month for rent. In January 1996, the Company borrowed $1,600,000 using this theater as security.

    MISSION MARKETPLACE (OCEANSIDE, CALIFORNIA)--The Mission Marketplace site is the Company's first theater complex. The theater originally consisted of an eight screen, 28,000 square foot complex having a total seating capacity of 1,496 persons and it contained multiple concession stands and a computerized ticketing system. In July 1997, the Company expanded this location by building an additional five screens and increasing its box office and concessions facilities. This expansion to thirteen screens created the largest multiscreen theater in the North San Diego county area consisting of approximately 43,000 sq. ft. and 2,203 seats. Although the project has been completed, only partial financing has been obtained and an inability to obtain financing for the balance would have a material adverse effect upon the Company's business, results of operations, and/or liquidity. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

    Individual theater sizes range from 108 to 292 seats. Each theater features Lucasfilm Ltd's "THX SOUND" environment (a state-of-the-art motion picture sound system), along with six channel, digital surround-sound equipment, plush seats with cup holders, and row spacing that is designed to allow seated patrons more leg room as other patrons pass in front of them to reach their seats or an aisle. This site also has additional office space which serves as the Company's corporate headquarters.

    The nearest first-run theater complexes to Mission Marketplace are an eight screen Mann Theater complex and two SoCal Cinemas complexes, one with three screens and another with four screens, as well as the Company's own Galaxy Six Cinemas, each of which is located approximately seven miles from Mission Marketplace. However, none of these theaters is currently considered to be within the same film licensing zone as the Mission Marketplace and, as a result, the presence of these competing theaters does not currently affect the Company's ability to license films at this location. See "Business--Film Licensing."

    Because of the expansion, the Company entered into a new lease commencing on January 31, 1997 for the Mission Marketplace theater complex from Pacific Oceanside Holdings, L.P. The initial term of such lease is for approximately 20 years, expiring September 30, 2016, with two separate options to extend for a period of 60 months and then 59 months. The minimum annual rent is $485,568 and upon completion of the addition is $647,232 for the first five years and is payable in equal monthly installments. The lease provides for 15% increases in the minimum annual rent every five years of the lease term commencing in the sixth year of the lease term. In addition, the Company is required to pay additional rent of 10% of theater revenues (excluding concessions and box office sales from certain films licensed to the Company) to the extent that such percentage rent exceeds the minimum rent. This lease was amended on May 1, 1997 to lease additional space next to the theater. The amended lease calls for the lease of an additional 2,409 sq. ft. of space for one year with a one year option. The annual rent of the additional space the first year is $31,800 with a 5% increase for the second year. This space is currently being used for additional corporate offices. The performance by the Company of its obligations under the Mission Marketplace lease is guaranteed by certain shareholders and officers of the Company.

    GALAXY SIX CINEMAS (BONSALL, CALIFORNIA)--This site is a six screen, 22,780 square foot complex located in the River Village Shopping Center and having a total seating capacity of 1,344 persons. Individual theater sizes range from 168 to 292 seats. The complex was built and the related equipment was installed in 1991 and the lease and theater equipment were acquired by the Company in 1992. The Galaxy Six Cinemas features Dolby sound and six channel digital, surround-sound but does not contain the plush seating, THX SOUND environment and many of the other amenities found in the Company's other theaters.

    As is the case with the Mission Marketplace, the Galaxy Six Cinemas is currently considered to be in its own film licensing zone. See "Business--Film Licensing." The nearest first-run theater complex is the Company's own Mission Marketplace complex, which is approximately seven miles away.

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

    ULTRAPLEX 14 AT MISSION GROVE (RIVERSIDE, CALIFORNIA)--Pursuant to a lease dated August 1, 1995, as amended on August 29, 1995, the Company agreed to lease from Mission Grove Plaza, L.P. ("Mission Grove") premises consisting of 46,400 square feet of floor area, located at the Mission Grove Plaza, in Riverside, California. The initial term of the lease is 25 years, with two consecutive options to renew, each for five years. The initial minimum monthly rent is as follows: $44,000 in Year 1; $48,000 in Year 2; $52,000 in Year 3; $56,000 in
Year 4; $60,000 in Years 5-10. On the first day of the One Hundred Twenty First (121st) month, and every sixty months thereafter, the minimum rent shall be increased by the lessor of (i) Fifteen Percent (15%), or (ii) the cost of living increase for the preceding five (5) year period. The Company shall also pay Ten Percent (10%) of gross box office receipts (but no percentage rent is paid on "90/10" films).

    PERRIS 10 (PERRIS, CALIFORNIA)--Pursuant to a lease dated February 15,
1996, the Company agreed to lease from the Coudures Family Limited Partnership, premises consisting of 35,000 square feet of floor area, located at the Perris Plaza Retail Shopping Center, in Perris, California. The initial term of the lease is 25 years, with two consecutive options to renew, each for five years. The initial minimum monthly rent is as follows: $26,000 in Year 1; $32,000 in Year 2; $35,000 in Year 3; $39,000 in Year 4; $44,000 in Year 5. Beginning with year six, and every fifth year thereafter, the minimum rent shall be increased by the lessor of (i) Ten Percent (10%), or (ii) the cost of living increase.
The Company shall also pay Ten Percent (10%) of gross box office receipts (but no percentage rent is paid on "90/10" films) plus six percent of all gross receipts from concessions and other sales of any type. To date this theater has not met the Company's expectations regarding attendance and revenue and is unprofitable. The Company is continually evaluating the situation and attempting to develop means to increase attendance and revenue, including the lowering of admission and concession prices.

    UNIVERSITY VILLAGE 10, (RIVERSIDE, CALIFORNIA)--Pursuant to a lease dated July 14, 1995, the Company agreed to lease from the University Village, LLC, premises consisting of 42,000 square feet of floor area, located in Riverside, California. The initial term of the lease is 25 years, with two consecutive options to renew, each for five years. The initial minimum monthly rent is as follows: $31,000 in Year 1; $36,000 in Year 2; $36,000 in Year 3; $40,000 in
Year 4; $44,000 in Year 5. Beginning in the sixty-first (61st) month, and continuing for sixty (60) months thereafter, the minimum rent shall be increased by the following formula: rent as of the preceding month times One Hundred Fifteen Percent 115% every sixty months thereafter, until the end of the initial term, the minimum rent shall be increased according to the same formula. At the option of the Village, the Company shall pay, in lieu of minimum rent, percentage rent

(annually) in the amount equal to eight percent (8%) of box office receipts (excluding receipts for "90/10" films), plus five percent (5%) of concession sales, less excluded sales and business transacted, as defined in the lease.

    All of the Company's leases are triple net leases which require the Company to pay, in addition to rent, a pro-rata share of certain taxes, charges, expenses, and other impositions incurred by the landlord in connection with the ownership and operation of the premises.

    PROPOSED THEATER DEVELOPMENT. The following summarizes certain theaters which are in development by or for the Company. Because the Company has not secured the required financing for the developments there can be no assurance that any of these theaters will be successfully completed or operated by the Company.

    SAN BERNARDINO, CALIFORNIA ----Pursuant to a ground lease dated December
20, 1996, with MDA-San Bernardino Associates, L.L.C. the Company agreed to lease land in San Bernardino, California to build a twenty screen theater complex featuring stadium seating. The term is for twenty-five years with two five year extensions. The minimum annual rent is $1,334,400 for the first five years. Thereafter the minimum annual rent is increased by 10% every fifth year of the initial term beginning in lease year six, and by the greater of fair rental value or 10% at the commencement of each extension. In addition, the Company will be required to pay 8% of gross sales from box office sales (excluding 90/10 films) and 5% of gross sales from concession sales to the extent such amounts exceed the minimum rent. The Company is required to build an approximately 80,000 sq. ft. building and the landlord will provide a tenant allowance of $115 per sq. ft. not to exceed $9,200,000. As a result of the Company's financial condition, there is a substantial risk that the Company will be unable to perform its obligations under the lease and develop this theater.

    SAN MARCOS, CALIFORNIA ---- In June 1996, the Company entered into a fifty-five year ground lease with the City of San Marcos to build a one story cinema building of approximately 40,000 sq. ft. with no more than 2,000 seats. The Company is responsible for building and paying for the entire construction as well as purchasing and installing the furniture, fixtures and equipment. It is estimated that the cost of this ten screen theater and its improvements will be $6,000,000. The annual base rent for the ground lease for the first year is $180,000 and it increases by $10,000 per year for the next four years. Years 6-10 the annual base rent is $246,400, and the rent increases approximately 12% every five years. In addition the Company will pay a percentage rent of 4% of all sales including admissions and concessions to the extent the percentage rent is greater than the base rent. The Company has been notified by the lessor that the lease has been terminated because the Company has not complied with the specific "project schedule" as outlined in the lease. The Company is disputing the termination on the basis that the project schedule was amended and the Company has complied with this amended project schedule. However, there can be no assurance that the Company will be successful in reinstating the lease.

    MEXICO

    In July 1994, certain officers and directors of the Company contributed to the Company their 60% ownership interest in Nickelodeon Theaters, S.A. de C.V., a Mexican corporation ("Nickelodeon Mexico"). An additional 15% ownership interest in Nickelodeon Mexico was returned to the Company by a previous shareholder for consideration of payment to him of legal fees amounting to approximately $30,000, subsequently reduced to $15,000. In March 1996, the Company decided to dissolve Nickelodeon Theaters S.A. de C.V. In April 1996, a new Mexican corporation was formed and named CinemaStar Luxury Theaters, S.A. de C.V. ("CinemaStar Mexico"). The Company obtained a 75% ownership interest in CinemaStar Mexico. The remaining 25% ownership interest is held by Atlantico y Asociados S.A. de C.V., a Mexican corporation. CinemaStar Mexico is developing one theater site in Tijuana, Mexico.

    TIJUANA, MEXICO--Pursuant to a lease entered into June 14, 1996, the Company agreed to lease premises consisting of 34,000 square feet located in Tijuana, Mexico. The initial term is 20 years, with two consecutive options to extend, each for five years. The Company is obligated by the lease to provide equipment in the theater expected to cost $1,500,000. Initial minimum monthly rent is as follows: $32,300 for Year 1; $34,000 for Year 2; $35,700 for Year 3; $37,400 for Year 4; $39,100 for Year 5; after the sixth year the minimum rent will be increased annually in compliance with the percentage increase that is established in the Price Index for Urban
Consumers in the City of San Diego, CA from the previous year of the mentioned price increase. The lease calls for the rent to be paid in U.S. dollars while the revenue of the theater will be in Mexican pesos. Due to the history of the Mexican inflationary economy and the uncertainty regarding the possibility of a Mexican currency devaluation the results of operations of the theater may be materially and adversely affected. Construction has begun with an expected opening date in the fall of 1997. However, financing has not yet been arranged for this project. The inability to obtain financing could delay or prevent the opening of this theater. CinemaStar Luxury
Theaters, Inc. has guaranteed the lease of its 75% owned subsidiary, CinemaStar Luxury Theaters, S.A. de C.V. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

    TERMINATED LEASES

    KONA, HAWAII -- In July 1996 the Company entered into a Sublease with Coconut Grove Marketplace to develop a 25,000 sq. ft. theater in Kona, Hawaii. In June 1997, the Company decided not to proceed with the project and as a result the Sublease between the parties was terminated. Each of the parties was released and discharged from any and all obligations, duties, and liabilities under the Sublease. The Company believes that the expenses incurred by the Company for this project were not material.

    THOUSAND OAKS, CALIFORNIA -- In July 1994, the Company entered into a lease with Newbury Park Group for a location on which a 10 screen, 33,000 sq. ft., 1700 seat theater complex was to be built in Thousand Oaks, California. The Company had until July 30, 1996 to obtain construction financing. The Company was unable to obtain construction financing and terminated the lease. The Company believes that the expenses incurred by the Company for this project were not material.

    GUADALAJARA, MEXICO --- In April 1996 CinemaStar Mexico entered into a lease with Espacios de Zapopan, S.A. de C.V. for a 40,000 sq. ft. theater in Guadalajara, Mexico. In June 1997, the Company determined that it was not in its best interest to continue the development of the project. The parties entered into an agreement that released CinemaStar Mexico from all obligations of the April 1996 lease without additional payment. The Company believes that the expenses incurred by the Company for this project were not material.

ITEM 3 - LEGAL PROCEEDINGS

    From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any pending litigation matters which the Company believes would have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders.

                                       PART II
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock and Redeemable Warrants are traded over the counter on the NASDAQ Small Cap Market (Symbols: LUXY, LUXYW and LUXYZ). The table below shows the high and low bid prices as reported by the NASDAQ. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                                               Class B
                                         Common           Redeemable          Redeemable
                                         Stock             Warrants            Warrants
                                         (LUXY)             (LUXYW)            (LUXYZ)
                                     High      Low       High      Low      High      Low
FISCAL YEAR ENDED MARCH 31,
    1996
    First Quarter                    $4.25     $2.75     $1.41     $0.56     $-        $-
    Second Quarter                    6.25      3.62      1.59      0.62      -         -
    Third Quarter                     7.47      4.50      1.84      0.87      -         -
    Fourth Quarter                    8.25      4.50      2.63      1.34      -         -
    1997
    First Quarter                     8.44      6.00      3.19      2.13      -         -
    Second Quarter                    7.75      5.13      2.88      1.19      -         -
    Third Quarter                     5.50      2.38      1.63      0.88       .25       .25
    Fourth Quarter                    3.13      1.00      1.13      0.28      1.00      1.00


    The Company as of July 10, 1997 had 83 shareholders of record. The Company believes that such number substantially understates the number of beneficial holders of its securities.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996.

    Total revenues for the year ended March 31, 1997 increased 70.3% to $19,631,621 from $11,524,740 for the year ended March 31, 1996. New theaters opened in fiscal 1997 and opened during the last week of fiscal 1996 accounted for $7,410,752 of the increase in total revenues. The increase consisted of a $5,497,375, or 68.0%, increase in admission revenues and a $2,609,506, or 75.9%, increase in concession sales and other operating revenues.

    Film rental and booking costs for the year ended March 31, 1997 increased 72.4% to $7,593,600 from $4,405,483 for the year ended March 31, 1996. The increase was due to additional film rental and booking costs paid on the additional admission revenues discussed above. As a percentage of admission revenues, film rental and booking costs for the year ended March 31, 1997 increased to 55.9% from 54.5% for the year ended March 31, 1996.

    Cost of concession supplies for the year ended March 31, 1997 increased 45.5% to $1,822,651 from $1,252,603 for the year ended March 31, 1996. The dollar increase is primarily due to additional concession costs associated with increased admissions. As a percentage of concession revenues, concession costs for the year ended March 31, 1997 decreased to 32.0% from 39.0% for the year ended March 31, 1996. The decrease is due to concession sales at the Chula Vista 6, the Ultraplex 14 at Mission Grove, the Perris Plaza 10 and the University Village 10. The Company operates concessions at these theaters and experiences a lower cost than the fixed concession cost experienced at all of the other theaters where there is a contract with Pacific Concessions, Inc. to provide concessions for a commission.

    In April 1997, the Company entered into a concession lease agreement with Pacific Concessions Inc. to provide concessions for a commission at the Chula Vista 6, the Ultraplex 14 at Mission Grove the Perris Plaza 10, and the University Village 10.

    Theater operating expenses for the year ended March 31, 1997 increased 87.1% to $6,497,574 from $3,473,009 for the year ended March 31, 1996 because the Company opened new theaters. As a percentage of total revenues, theater operating expenses increased to 33.1% from 30.1% during the applicable periods, because certain theaters have not met the Company's expectations as to costs and revenues.

    General and administrative expenses for the year ended March 31, 1997 increased 69.4% to $3,655,916 from $2,157,803 for the year ended March 31, 1996, primarily as a result of the increased overhead and advertising costs incurred in connection with the opening and operating of new theaters. As a percentage of total revenues, general and administrative costs decreased to 18.6% from 18.7% during the applicable periods.

    Depreciation and amortization for the year ended March 31, 1997 increased 184.1% to $1,631,534 from $574,377 for the year ended March 31, 1996, primarily due to additional equipment purchased for the new theaters, and related amortization of preopening costs.

    Interest expense for the year ended March 31, 1997 increased to $678,041 from $400,966 for the year ended March 31, 1996 primarily as a result of increased interest associated with the higher debt levels and a full year of mortgage interest on the Chula Vista 6 theater acquired during the prior year.

    Non-cash interest expense of $2,048,997 for the year ended March 31, 1997 results from issuing debentures which are convertible at a discount from the market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the periods which the debentures first become convertible and have no effect on stockholders' equity and operating income. (See Note 6 of Notes to Consolidated Financial Statements.)

    As a result of the above, the net loss for the year ended March 31, 1997 increased to $4,304,370 from $638,585 for the year ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

    The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past new theater openings have typically been financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. The Company believes that it lacks the ability to finance its current capital obligations through internally generated funds and is seeking additional capital. On June 24, 1997, the Company signed a non-binding letter of intent to sell $15 million of newly issued common stock to Rust Capital, Ltd. Upon completion of the transaction, Rust Capital, Ltd. would own no less than 51% of the Company's common stock. With the additional $15 million the Company would have enough funds to complete current capital obligations, pay off a portion of long-term debt, and have working capital sufficient to continue its expansion plans. As the letter of intent is subject to various conditions and approval by the Company's current stockholders, there can be no assurance that this transaction will be consummated. Failure of the Company to consummate this transaction would have a material adverse effect on the Company's business, results of operations and/or liquidity, and raises substantial doubt about the Company's ability to continue as a going concern.

    On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. (PCI) in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan is for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and tweny-four months. As a result of the amended agreements PCI now supplies concessions to all of the current theaters in exchange for specified commissions which will result in a reduction in the profitability of concession sales by the Company.

    The Company's current credit agreements with its bank contain certain financial covenants which the Company is required to meet. At March 31, 1997 and currently the Company is not in compliance with certain covenants. The bank has agreed to forbear any adverse action pending the outcome of the proposed Rust Capital Ltd. transaction. If the Rust Capital Ltd. transaction is consummated by September 30, 1997, it is expected the bank will waive the related covenants. If the transaction is not consummated the Company will continue to be out of compliance with the bank credit agreements and there can be no assurance that the bank will not declare the credit agreement in default and require immediate payment of the outstanding balance. At March 31, 1997 the outstanding balance due was $1,339,286.

   The Company also is in violation of certain covenants in several other financing agreements; these covenants prohibit the Company from incurring other indebtedness or further encumbering property, and/or require security interests to be of first priority. No event of default has been declared to date. The financers could terminate equipment leases, accelerate loans, foreclose the Chula Vista 6 property and take other remedial actions. In such an event the Company would be unable to continue some or all of its operations, and its business, results of operations and/or liquidity would be materially and adversely affected. The Company is attempting to obtain waivers of these violations, although no assurance can be given that it will obtain any or all of these waivers.

    The Company leases six theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At March 31, 1997, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $83,000,000. The Company has also signed lease agreements for three additional theater locations. The new leases will require expected minimum rental payments aggregating approximately $73,000,000 over the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 1997 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $156,000,000.

    During the year ended March 31, 1997, the Company generated cash of $1,827,943 from operating activities, as compared to $320,052 for the year ended March 31, 1996, primarily due to an increase in accounts payable.

    During the year ended March 31, 1997, the Company used cash for investing activities of $4,728,763, as compared to $5,908,736 for the year ended March 31, 1996. The decrease in the use of cash for investing activities for the year ended March 31, 1997 primarily resulted from the refund of a construction deposit which was paid during the year ended March 31, 1996.

    During the year ended March 31, 1997, the Company generated net cash of $3,043,916 from financing activities as compared to $1,955,349 for the year ended March 31, 1996. The significant cash provided in 1997 resulted from the issuance of $3,000,000 of convertible debentures. As of April 25, 1997, all $3,000,000 of debentures (and related interest thereon) had been converted into 1,517,744 shares of common stock at conversion prices ranging from $0.53 to $4.25 per share with an average conversion price of $3.20 per share.

    At March 31, 1997, the Company had $601,646 of cash on hand and a working capital deficiency of $6,053,196.

    The Company's plans for expansion are dependent upon its ability to raise capital through outside sources. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 40 additional screens at three locations. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $10,750,000 in fiscal 1998. Included in these amounts are screens currently under construction in Tijuana, Mexico. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity or loan financing, during fiscal 1998. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition, results of operations and/or liquidity will be materially adversely affected. Moreover, the Company's estimates of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans. The Company used a substantial portion of its available cash to purchase the Chula Vista 6 in August 1995 but obtained mortgage financing in January 1996 for part of the purchase price of such complex. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters.

    During 1997, the Company financed its expansion activities through the private placement of $3,000,000 of convertible debentures, all of which were converted into an aggregate 1,517,744 shares as of April 25, 1997 (including related interest thereon). On April 11, 1996 and May 21, 1996, the Company issued two convertible debentures in the principal amount of $500,000, aggregating $1,000,000. On August 6, 1996, the Company issued two convertible debentures in the principal amount of $1,000,000 (aggregating $2,000,000) in separate transactions pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. In connection with the issuance of the convertible debentures, the Company issued five year warrants to purchase 34,284 shares of common stock of the Company at an exercise price of $7.00 per share.

    The Company has had significant net losses in each fiscal year of its operations, including net losses of $509,336, $1,551,002, $2,086,418,
$638,585 and $4,304,370 in the fiscal years ended March 31, 1993, 1994, 1995,
1996 and 1997, respectively. There can be no assurance as to when the Company will be profitable, if at all. Continuing losses would have a material adverse effect on the liquidity and operations of the Company. In addition, the Company may encounter difficulties in obtaining the necessary debt and/or equity financing and complying with the conditions and covenants of its loan and other agreements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern (see Note 3 of Notes to Consolidated Financial Statements).

    As of March 31, 1997, the Company has net operating loss carryforwards ("NOLs") of approximately $4,175,000 and $2,080,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income and expire in 2006 through 2012, while the California NOLs are available to offset future years taxable income and expire in 1998 through 2002. The utilization of these NOLs could be limited due to restrictions imposed under the Federal and state laws upon a change in ownership.

    At March 31, 1997, the Company has total net deferred income tax assets of approximately $2,051,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

    Because of the Company's present financial condition, normal sources of external financing may not be available to the Company in the future, including additional private placements of convertible debentures. The Company has identified potential sources of financing other than Rust Capital Ltd., however if the Rust Capital, Ltd. financing is not consummated there can be no assurance that the other potential sources will consummate any proposed financing and therefore it is uncertain whether any additional financing will be available to the Company in the future.

    As a result of its operating losses, the Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company believes that negative consequences will result with its creditors if additional cash is not obtained in the very near future.
The Company's failure to obtain sufficient additional financing within the requisite time frame could make it impossible for the Company to continue operations, force the Company to seek protection under Federal bankruptcy law, and/or affect the Company's listing on the Nasdaq Small Cap Market.

    The Company anticipates that it will need approximately $15,000,000 of additional financing during the next twelve months. This estimate, which is subject to change without notice, assumes that the Company is able to achieve its current revenue and expense projections for the second quarter of fiscal 1998 and succeeding quarters, without material variance. There can be no assurance, however, that these assumpitons will prove correct or that changes affecting the Company's operating expenses, capital expenditures, business strategy, supplier credit arrangements, and other matters will not result in the expenditure of any available resources before the end of such twelve month period. Thereafter, the Company may require additional equity and or debt financing from third party sources. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, or acquisitions or dispositions of businesses or assets and/or other factors.

    As a consequence of its recent operating losses and its financial condition, the Company is currently in violation of loan covenants in its banking facility. The Company is in ongoing discussions with its bank regarding what actions are to be taken as a result of the covenant violations. The bank has temporarily waived the violations, but in the future could accelerate the indebtedness or take certain other actions in order to protect its interests.

   NEW ACCOUNTING STANDARD

    In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15, "Earnings Per Share." FAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying statements of operations.

ITEM 7 - FINANCIAL STATEMENTS

    The Company's audited Financial Statements for the years ended March 31, 1997 and 1996 are presented immediately following on pages F-1 to F-20.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                       PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to Directors, Executive Officers, Promoters and Control Persons and Compliance with Section 16(a) of the Exchange Act. Such information is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Reference is made to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to Executive Compensation. Such information is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to Security Ownership of Certain Beneficial Owners and Management. Such information is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to Certain Relationships and Related Transactions. Such information is incorporated herein by reference.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CINEMASTAR LUXURY THEATERS, INC.



                             /s/John Ellison, Jr.
                             ----------------------------
                             John Ellison, Jr., President    Dated July 15, 1997
                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    SIGNATURE                          CAPACITY                 DATE
    ---------                          --------                 ----


    /s/ John Ellison, Jr.    President, Chief Executive
    ---------------------    Officer and Director (principal    July 15, 1997
       John Ellison, Jr.     executive officer)




    /s/ Alan Grossberg       Chief Financial Officer, Senior
    ----------------------   Vice President, and Director       July 15, 1997
       Alan Grossberg






    /s/ Jerry Willits        Vice President and Director        July 15, 1997
    ----------------------
       Jerry Willits




    /s/ Jon Meloan           General Counsel, Secretary and     July 15, 1997
    ----------------------   Director
       Jon Meloan





    /s/ Russell Seheult      Director and                       July 15, 1997
    ----------------------   Chairman of the Board
       Russell Seheult

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996. . . . . . . .  F-3

Consolidated Statements of Operations for the years ended March 31,
 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Stockholders' Equity
 for the years ended March 31, 1997 and 1996 . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the years ended March 31,
 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  F-8

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
CinemaStar Luxury Theaters, Inc.


We have audited the accompanying consolidated balance sheets of CinemaStar Luxury Theaters, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CinemaStar Luxury Theaters, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had recurring losses, including an operating loss of $1,569,654 for the year ended March 31, 1997, has a working capital deficiency of $6,053,196 and an accumulated deficit of $9,731,273 as of March 31, 1997, and is not in compliance with certain loan and lease covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       BDO SEIDMAN, LLP

Costa Mesa, California
June 4, 1997, except as to Note 14,
    which is as of June 24, 1997.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                                        March 31,
                                                              ---------------------------
                                                                   1997           1996
                                                              ------------   ------------
         ASSETS (Note 5)

Current Assets:
 Cash                                                         $    601,646   $    458,550
 Commission and other receivables                                   30,681         70,105
 Refundable construction deposit                                         -        600,000
 Prepaid expenses (Note 8)                                         207,369        181,000
 Other current assets                                              208,578         78,508
                                                              ------------   ------------
       Total current assets                                      1,048,274      1,388,163
Property and equipment, net (Notes 4 and 5)                     10,929,846      6,887,704
Advances to affiliates (Note 9)                                    114,528         17,500
Preopening costs                                                   110,346        211,756
Deposits and other assets (Note 8)                                 230,717        445,408
                                                              ------------   ------------
Total assets                                                  $ 12,433,711   $  8,950,531
                                                              ------------   ------------
                                                              ------------   ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt and capital lease
  obligations (Note 5)                                        $  3,927,339   $    580,533
 Accounts payable                                                2,729,810        838,140
 Accrued expenses                                                  311,381        147,779
 Accrued consulting fees (Note 8)                                        -        150,000
 Deferred revenue                                                  132,940        145,025
 Advances from stockholder (Note 9)                                      -        320,000
                                                              ------------   ------------
      Total current liabilities                                  7,101,470      2,181,477
Long-term debt and capital lease obligations,
 net of current portion (Note 5)                                 1,132,824      3,725,568
Deferred rent liability (Note 8)                                 2,286,346      1,501,773
                                                              ------------   ------------
      Total liabilities                                         10,520,640      7,408,818
                                                              ------------   ------------


Commitments and Contingencies (Notes 3, 8, 9 and 14)
Subsequent Events (Notes 5, 6 and 14)
Stockholders' Equity (Notes 10, 11, 13 and 14):
  Preferred stock, no par value; 100,000 shares authorized:
    Series A redeemable preferred stock; 25,000 shares
    designated; no shares issued or outstanding                          -              -
  Common stock, no par value; authorized shares - 15,000,000;
    issued and outstanding shares - 7,362,406 in 1997
    and 6,200,000 in 1996                                        9,085,317      6,458,586
  Additional paid-in capital                                     2,559,027        510,030
  Accumulated deficit                                           (9,731,273)    (5,426,903)
                                                              ------------   ------------
     Total stockholders' equity                                  1,913,071      1,541,713
                                                              ------------   ------------
Total liabilities and stockholders' equity                    $ 12,433,711   $  8,950,531
                                                              ------------   ------------
                                                              ------------   ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Years Ended March 31,
                                                   ----------------------------
                                                         1997          1996
                                                   -------------   ------------
Revenues:

   Admissions                                      $  13,585,567   $  8,088,192

   Concessions                                         5,690,567      3,210,477

   Other operating revenues                              355,487        226,071
                                                   -------------   ------------

Total revenues                                        19,631,621     11,524,740
                                                   -------------   ------------

Costs and expenses:

   Film rental and booking costs                       7,593,600      4,405,483

   Cost of concession supplies                         1,822,651      1,252,603

   Theater operating expenses                          6,497,574      3,473,009

   General and administrative expenses                 3,655,916      2,157,803

   Depreciation and amortization                       1,631,534        574,377
                                                   -------------   ------------

Total costs and expenses                              21,201,275     11,863,275
                                                   -------------   ------------

Operating loss                                        (1,569,654)      (338,535)
                                                   -------------   ------------

Other income (expense):

   Non-cash interest expense related
    to convertible debentures (Notes 6 and 13)        (2,048,997)          -

   Interest expense                                     (678,041)      (400,966)

   Other expense                                         (43,018)          -

   Interest income                                        36,940        102,516
                                                   -------------   ------------

Total other expense                                   (2,733,116)      (298,450)
                                                   -------------   ------------

Loss before provision for income taxes                (4,302,770)      (636,985)

Provision for income taxes (Note 7)                       (1,600)        (1,600)
                                                   -------------   ------------

Net loss                                           $  (4,304,370)  $   (638,585)
                                                   -------------   ------------
                                                   -------------   ------------

Net loss per common share                          $        (.61)  $       (.10)
                                                   -------------   ------------
                                                   -------------   ------------

Weighted average number of common shares
 and share equivalents outstanding                     7,099,000      6,200,000
                                                   -------------   ------------
                                                   -------------   ------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                           Years Ended March 31, 1997 and 1996
                                          ------------------------------------------------------------------------

                                                                          Additional

                                                  Common Stock             Paid-in      Accumulated
                                          ---------------------------

                                              Shares         Amount        Capital        Deficit         Total
                                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 1995                      6,200,000   $  6,458,586   $    410,030  $  (4,788,318)  $  2,080,298

Issuance of common stock warrants
  (Notes 8 and 10)                                -              -           100,000           -           100,000

Net loss for the year                             -              -              -          (638,585)      (638,585)
                                          ------------   ------------   ------------   ------------   ------------

Balance, March 31, 1996                      6,200,000      6,458,586        510,030     (5,426,903)     1,541,713

Issuance of common stock  upon
  exercise of warrants (Note 10)               226,438        560,011           -              -           560,011

Issuance of common stock upon
  conversion of convertible
  debentures (Note 6)                          930,764      2,049,843           -              -         2,049,843

Issuance of common stock for interest
  on convertible debentures (Note 6)             5,204         16,877           -              -            16,877

Additional paid-in capital related
  to debenture embedded
  interest (Notes 6 and 13)                       -              -         2,048,997           -         2,048,997

Net loss for the year                             -              -              -        (4,304,370)    (4,304,370)
                                          ------------   ------------   ------------   ------------   ------------

Balance, March 31, 1997                      7,362,406   $  9,085,317   $  2,559,027   $ (9,731,273)  $  1,913,071
                                          ------------   ------------   ------------   ------------   ------------
                                          ------------   ------------   ------------   ------------   ------------





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years Ended March 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                     $ (4,304,370)  $   (638,585)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation and amortization                                1,631,534        574,377
    Non-cash interest expense related to
      convertible debentures                                     2,048,997           -
    Interest on debentures paid in
      common stock                                                  16,877           -
    Deferred rent liability                                        784,573        255,757
    Changes in operating assets and liabilities:
      Commission and other receivables                              39,424        (45,909)
      Prepaid expenses and other current assets                   (183,108)       (44,264)
      Preopening costs                                            (216,834)      (211,756)
      Advances to affiliates                                       (97,028)       (17,500)
      Deposits and other assets                                    214,691        (46,609)
      Accounts payable                                           1,891,670        368,491
      Accrued expenses and other liabilities                         1,517        126,050
                                                              ------------   ------------
Cash provided by operating activities                            1,827,943        320,052
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                            (5,328,763)    (5,308,736)
 Refundable construction deposit                                   600,000       (600,000)
                                                              ------------   ------------
Cash used in investing activities                               (4,728,763)    (5,908,736)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt                        1,000,000      2,100,000
 Principal payments on long-term debt and capital
   lease obligations                                              (595,938)      (464,651)
 Advances from stockholder                                            -           450,000
 Repayment of advances from stockholder                           (320,000)      (130,000)
 Proceeds from issuance of convertible debentures                3,000,000           -
 Proceeds from exercise of common stock warrants, net              560,011           -
 Payment of debt issuance costs                                   (600,157)          -
                                                              ------------   ------------
Cash provided by financing activities                            3,043,916      1,955,349
                                                              ------------   ------------
Net increase (decrease) in cash                                    143,096     (3,633,335)
Cash, beginning of year                                            458,550      4,091,885
                                                              ------------   ------------
Cash, end of year                                             $    601,646   $    458,550
                                                              ------------   ------------
                                                              ------------   ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        Years Ended March 31,
                                                      ------------------------
                                                         1997          1996
                                                      -----------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

 Interest                                             $   678,408    $ 400,966
                                                      -----------    ---------
                                                      -----------    ---------

 Income taxes                                         $     1,600    $   1,600
                                                      -----------    ---------
                                                      -----------    ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

 Common stock issued upon conversion of debentures    $ 2,049,843    $    -
                                                      -----------    ---------
                                                      -----------    ---------

 Additional paid-in capital related to debenture
 embedded interest                                    $ 2,048,997    $    -
                                                      -----------    ---------
                                                      -----------    ---------













SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of CinemaStar Luxury Theaters, Inc. ("Theaters, Inc.") and its wholly-owned subsidiary CinemaStar Luxury Cinemas, Inc. ("Cinemas, Inc."), and its 75%-owned subsidiary CinemaStar Luxury Theaters, S. A. de C.V. ("CinemaStar
International"), hereafter collectively referred to as the "Company." All material intercompany transactions and balances have been eliminated in consolidation.

CinemaStar International was a 60%-owned subsidiary of Theaters, Inc. through June 1995 at which time the Company acquired an additional 15% interest. A minority interest is not reflected in the consolidated financial statements since CinemaStar International has no material net assets and has incurred losses since inception.

REVENUE RECOGNITION

The Company recognizes revenues from ticket and concessions sales at the time of sale. The Company has a group ticket sales program under which corporations and large groups can purchase tickets, in advance, for discount prices. Group tickets must be used within twelve months of issuance. Revenues from group ticket sales are recorded as deferred revenue and are recognized when group tickets are used or expire.

CASH

The Company maintained cash deposits in certain accounts for which the balance was in excess of the Federal Deposit Insurance Corporation limits. At March 31, 1997 and 1996, uninsured cash amounts were approximately $495,000 and $170,000, respectively.

COMMISSION RECEIVABLE

Commissions receivable represent amounts due from a concession supply company. The Company sells concession products which are kept on-hand on a consignment basis. A specified percentage of gross receipts from such sales are remitted to the concession supply company and a portion is retained by the Company as a commission. The balance recorded as a receivable represents amounts due to the Company from the concession supply company upon monthly reconciliation of concession sales activity.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets which range from 3-27 years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the related lease terms or the estimated useful lives of the related asset. Repairs and maintenance are charged to expense as incurred.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED RENT LIABILITY

Deferred rent liability represents the difference between base rentals paid under the Company's operating lease agreements and the expense recorded in the statement of operations on a straight-line basis over the life of the leases. In the early years of such leases, rent expense recorded in the statement of operations exceeds cash payments.

PREOPENING COSTS

Preopening costs related to new theaters are capitalized and amortized over twelve months.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of dilutive outstanding stock options and warrants calculated using the treasury stock method. Primary loss per share approximates fully diluted loss per share for all periods presented.

NEW ACCOUNTING STANDARD

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15, "Earnings Per Share." FAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying statements of operations.

STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Note 11).

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, consisting of receivables, accounts payable, and debt, approximates their fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.  NATURE OF BUSINESS

Theaters, Inc. and Cinemas, Inc. were incorporated in California in 1989 and 1992, respectively, for the purpose of establishing multi-screen, first-run theater locations in the Western United States, with an initial focus on Southern California. The Company currently operates seven theaters having a total of 69 screens in San Diego County and Riverside County, California.

CinemaStar International was incorporated in Mexico in July 1994 for the purpose of establishing multi-screen, first-run theater locations in Mexico. As of March 31, 1997, the Company had no theaters operating in Mexico.

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

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of recurring losses, an operating loss of $1,569,654 for the year ended March 31, 1997, a working capital deficiency of $6,053,196 and an accumulated deficit of $9,731,273 as of March 31, 1997, and an inability to comply with certain loan and lease covenants (see Note
5) raise substantial doubt about the Company's ability to continue as a going concern.

The net loss for the year ended March 31, 1997 aggregating $4,304,370 can be attributed primarily to the non-cash interest expense related to the convertible debentures issued at a discount to market, costs associated with opening and operating the Company's new theater locations and to the continuing inability of the Company's existing theaters to produce operating income in excess of general and administrative expenses.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  GOING CONCERN (CONTINUED)

In response to the conditions described above, the Company has sought additional financing to assist in funding its on-going operations. As discussed in Note 14, the Company has signed a letter of intent to sell $15 million of newly issued common stock to Rust Capital, Ltd. Management intends to use approximately $10 million of the proceeds to repay the majority of the Company's long-term debt, including the debt and related early termination penalties associated with its concession agreements (see Note 8). The remaining proceeds would be used to continue opening new theater locations and for general working capital purposes. The Company believes that this infusion of capital would provide for improved profitability and a positive cash flow in future years due to a reduction of interest expense, a reduction of concession costs, and new theater operations contributing to operating income without increasing general and administrative expenses. As the letter of intent is subject to certain conditions and a vote by the Company's current stockholders, there can be no assurance that this transaction will ultimately be consummated.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                              March 31,
                                                    --------------------------
                                                            1997          1996
                                                    ------------   -----------
   Land                                             $    960,000   $   960,000
   Furniture, fixtures and equipment                   6,792,207     3,156,814
   Building                                            2,169,798     2,169,798
   Leasehold improvements                              2,036,875       347,409
   Equipment held under capital lease obligations      1,951,327     1,947,423
                                                    ------------   -----------
                                                      13,910,207     8,581,444
   Accumulated depreciation and amortization          (2,980,361)   (1,693,740)
                                                    ------------   -----------
                                                    $ 10,929,846   $ 6,887,704
                                                    ------------   -----------
                                                    ------------   -----------

Included in accumulated depreciation and amortization is approximately $966,000 and $688,000 of amortization related to equipment held under capital lease obligations at March 31, 1997 and 1996, respectively.

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Obligations under long-term debt and capital lease arrangements are as follows:

                                                               March 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
Mortgage note payable to bank; interest is
 at LIBOR plus 5.4% (11.13% at March 31, 1997).
 Monthly payments of principal
 and interest are  $12,246 at March 31, 1997.
 The note matures in February 2026 and is
 collateralized by a deed of trust (Note 12)
 and is guaranteed by certain
 officers/directors/stockholders of the Company.     $  1,589,254  $  1,588,865

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

Notes payable to bank; interest is at prime plus 2%
 (10.5% at March 31, 1997). Principal payments of
 $5,952 plus accrued interest are payable monthly
 on each of the three notes. Notes are secured by
 substantially all assets of the Company and mature
 in April through September 2003.                      1,339,286       500,000
Notes payable to supplier; interest is at prime
 plus 2% (10.5% at March 31, 1997).  Monthly
 payments are the greater of 10% of concession
 sales or $25,700. Notes are secured by
 substantially all assets of the Company and mature
 October 1999 through April 2003.                        808,338     1,024,007
Convertible debentures bearing interest at 4% per
 annum and due August 1998 (Note 6).                     350,000          -
Unsecured note payable to former stockholder for
 stock repurchase and employment settlement. Note
 bears interest at 6% and is payable in monthly
 principal and interest payments of $5,000
 through March 1998.                                      56,873       111,664
Capitalized lease obligation discounted at 18.9%,
 payable in monthly installments of  $25,101,
 including interest. Lease matures March 2000.           404,207       478,936
Capitalized lease obligation resulting from
 refinancing of other obligations; discounted at
 22.3%, payable in monthly installments of $11,293,
 including interest. Lease matures March 2000.           282,868       347,354
Capitalized lease obligation discounted at 5.25%,
 payable in monthly installments of $2,060,
 including interest.  Lease matures March 1999.          218,679       231,555
Other                                                     10,658        23,720
                                                    ------------  ------------
                                                       5,060,163     4,306,101
Current portion                                       (3,927,339)     (580,533)
                                                    ------------  ------------
                                                    $  1,132,824  $  3,725,568
                                                    ------------  ------------
                                                    ------------  ------------
Aggregate principal maturities of long-term debt and capital lease obligations are as follows:

Year Ending                              Long-term      Capital
March 31,                                   Debt        Leases        Total
-----------                             -----------   ----------   -----------
  1998                                  $ 3,223,711   $  990,192   $ 4,213,903
  1999                                      613,247       28,969       642,216
  2000                                      182,787       26,889       209,676
  2001                                      124,005       26,452       150,457
  2002                                        --          24,270        24,270
  Thereafter                                  --         171,430       171,430
                                        -----------   ----------   -----------
Total minimum payments                    4,143,750    1,268,202     5,411,952
Amount representing interest on
 leases                                           -     (351,789)     (351,789)
                                        -----------   ----------   -----------
Total long-term debt and present
 value of minimum lease payments        $ 4,143,750   $  916,413   $ 5,060,163
                                        -----------   ----------   -----------
                                        -----------   ----------   -----------

In April 1997, the Company entered into an amendment to the notes payable to supplier (the "Supplier"). Pursuant to the amendment, the Company borrowed an additional $2,000,000 from the Supplier under a secured promissory note bearing interest at prime plus 2% through the maturity date of April 1999. Additionally, the amendment modifies the concession agreement (see Note 8) between the Company and the Supplier to include all seven of the Company's existing theaters.

The notes payable to bank contain certain covenants which require the Company to maintain specified financial ratios and other conditions. At March 31, 1997, the Company was in default of certain of these loan covenants. The Company has been in negotiations with the bank for the purpose of obtaining the necessary waivers for the loan covenants and restructuring the terms of the credit agreements. The Company believes that a satisfactory restructuring can be achieved, but because the outcome of the negotiations cannot be predicted, the outstanding balance of the notes payable to bank at March 31, 1997 has been reclassified to current.

The Company is also in violation of certain covenants in several other financing agreements; these covenants prohibit the Company from incurring other indebtedness or further encumbering property, and/or require security interests to be of first priority. No event of default has been declared to date. The financers could terminate equipment leases, accelerate loans, foreclose the Chula Vista 6 property and take other remedial actions. In such an event the Company would be unable to continue some or all of its operations, and its business, results of operations and/or liquidity would be materially and adversely affected. The Company is attempting to obtain waivers of these violations, although no assurance can be given that it will obtain any or all of these waivers. The outstanding balances of these other financing agreements as of March 31, 1997 have been reclassified to current.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  CONVERTIBLE DEBENTURES

The Company completed two offshore placements of 4% convertible debentures in April and May 1996, in the principal amount of $500,000 each, due April and May 1999. The debentures were convertible after 40 days into shares of common stock at a conversion price of $3.95 and $4.25 per share which were at a discount to the market price of the common stock on the date of issuance.

In August 1996, the Company completed two additional offshore placements of 4% convertible debentures in the principal amount of $1,000,000 each, due August 1998. The debentures were convertible after 45 days into shares of common stock at a conversion price equal to the lesser of $3.50 or 85% of the average closing bid price of the common stock for the three consecutive trading days prior to conversion. In connection with the issuance of the convertible debentures, warrants to purchase 34,284 shares of the Company's common stock were issued to the investment banker as additional compensation. The warrants are exercisable for five years from the date of issuance at a price of $7.00 per share (Note 10).

As of March 31, 1997, principal aggregating $2,650,000 of the debentures had been converted into 930,764 shares of common stock at prices ranging from $.92 to $4.25. Stockholders' equity was increased by the full amount of the debentures converted less the unamortized debt issuance costs. In addition, 5,204 shares of common stock were issued for $16,877 of interest payable on the convertible debentures. Subsequent to year end, the remaining $350,000 of principal of the convertible debentures plus accrued interest was converted into 581,776 shares of common stock.

As discussed in Note 13, the SEC Staff believes that convertible debenture instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense that is amortized over the period from the date of issuance of the debt security until the date that the security is first convertible. The Company computed the amount of the discount based on the difference between the conversion price and the fair value of the underlying common stock on the date the respective debentures were issued. Based on this treatment, the Company recorded additional paid-in-capital of $2,048,997 for the discounts related to the embedded interest in the convertible debentures. The entire discount of $2,048,997 has been amortized to interest expense and is included in the accompanying statement of operations for the year ended March 31, 1997.

7.  INCOME TAXES

For the years ended March 31, 1997 and 1996, the Company incurred only the minimum state income taxes due to the losses resulting from operations. A summary of the significant items comprising the Company's deferred income tax assets and liabilities is as follows:
                                                         March 31,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
Deferred tax assets:
  Depreciation and amortization                 $   396,000    $   211,000
  Net operating loss carryforwards                1,182,000      1,018,000
  Deferred rent liability                           463,000        253,000
  Business start-up expenses                          4,000         37,000
  Accrued expenses and other                         41,000         24,000
                                                -----------    -----------
Total deferred income tax assets                  2,086,000      1,543,000
Valuation allowance                              (2,051,000)    (1,476,000)
                                                -----------    -----------
Net deferred income tax assets                       35,000         67,000
Deferred tax liabilities:
  Preopening costs                                   35,000         67,000
                                                -----------    -----------
Net deferred income taxes                       $    -         $    -
                                                -----------    -----------
                                                -----------    -----------

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                      Years Ended March 31,
                                                     ----------------------
                                                       1997           1996
                                                    -------        -------
Federal statutory rate                               (34.00)%       (34.00)%
State income taxes, net of federal benefit             0.04           0.25
Effect of foreign operations                           1.49           5.92
Non-deductible expenses                               16.45           4.94
Net operating loss carryforward with
   no tax benefit realized                            16.06          23.14
                                                    -------        -------
Effective income tax rate                              0.04%          0.25%
                                                    -------        -------
                                                    -------        -------

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforward, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred income tax assets. The net change in the valuation allowance for the years ended March 31, 1997 and 1996 was an increase of $575,000 and a decrease of $142,000, respectively.

At March 31, 1997, the Company has net operating loss carryforwards ("NOLs") of approximately $4,175,000 and $2,080,000 for federal and state purposes, respectively. The NOLs are available to offset future taxable income. The federal NOLs expire in 2006 through 2012, while the state NOLs expire in 1998 through 2002.

The utilization of these NOLs is limited due to restrictions imposed under the federal and state laws upon a change in ownership.

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases six theater properties and various equipment under non-cancelable operating lease agreements which expire between March 2009 and March 2021 and require various minimum annual rentals. The Company also leases various equipment under non-cancelable operating lease agreements which expire through February 2000. Several of the theater leases provide for renewal options to extend the leases for additional five-to-ten year periods. Certain theater leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of gross theater and concession revenues in excess of various specified revenue levels. Certain of the theater operating leases are also personally guaranteed by certain of the Company's officers/stockholders.

During the years ended March 31, 1997 and 1996, the Company incurred rent expense under operating leases of approximately $2,642,000 and $1,405,000. The Company did not incur any contingent rental expense above the base rental charges during either of the years ended March 31, 1997 and 1996.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


At March 31, 1997, the aggregate future minimum lease payments due under these non-cancelable operating leases are as follows:

Year Ending                        Theater       Equipment
 March 31,                         Leases          Leases         Total
-----------                    -------------    -----------   ------------
   1998                        $   2,668,846    $    55,498   $  2,724,344
   1999                            2,914,948         32,869      2,947,817
   2000                            3,074,512         18,479      3,092,991
   2001                            3,227,058              -      3,227,058
   2002                            3,329,248              -      3,329,248
   Thereafter                     67,824,253              -     67,824,253
                               -------------    -----------   ------------
Total minimum lease payments   $  83,038,865    $   106,846   $ 83,145,711
                               -------------    -----------   ------------
                               -------------    -----------   ------------

The commitments in the table above represent the minimum cash payments required under the leases. For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. As such, because of lower lease payments in the early years of the lease terms, financial statement expense is greater than cash payments. For the years ended March 31, 1997 and 1996, rent expense charged to operations exceeded cash payment requirements by $784,573 and $255,757 and resulted in an increase to the deferred rent liability for the same amount.

The Company has signed lease agreements (including one ground lease) for three new theater locations. The theater leases each have an initial term of 20 to 50 years and begin upon the occupancy of the theater locations. The new leases, which will be guaranteed by certain of the Company's officers/stockholders, will require expected minimum rental payments aggregating approximately $73,000,000 over the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 1997 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $156,000,000.

CONCESSIONS

The Company operates concession stands at four of its theaters. At the other three theaters the Company relies on one supplier for its concession supplies who is also a significant creditor to which the Company was indebted $808,338 and $1,024,007 as of March 31, 1997 and 1996 under note payable arrangements (Note 5). Any events of default on the Company's agreements with this supplier or other events which result in the deterioration of this relationship, could have an adverse effect on the Company's operations since the Company's concession agreements require a substantial early termination fee. In April 1997, the Company entered into an agreement whereby the Company agreed to use this supplier to provide concession supplies to all of the Company's theater locations (see Note 5).

EMPLOYMENT AGREEMENTS

The Company has employment agreements, through December 2001, with four of the Company's officers/stockholders pursuant to which their aggregate annual salaries are approximately $580,000, subject to annual increases of between 10% and 12%. Certain of these officers will be entitled to receive substantial bonuses based on a percentage of net income in the event that the Company's net income for a given year exceeds $2 million and additional bonuses in the event that the Company has net income in excess of $7 million in a given year.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONSULTING AGREEMENT

In February 1996, the Company entered into a consulting agreement for services to be rendered during the years ending March 31, 1997 and 1998. The agreement required a cash payment aggregating $250,000 and the issuance of a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $6.50 per share. The Company estimated the value of the warrant to be $100,000 and recorded such amount as additional paid-in capital. During fiscal 1997, the Company agreed with the consultant to cancel the common stock warrants (Note
10).

The consideration for the consulting services, aggregating $350,000, has been recorded in prepaid expenses and other assets. Such amount is being amortized on a straight-line basis over the two-year period of the consulting agreement.

SEASONALITY

The Company's business is seasonal with a large portion of its revenues and profits being derived during the months of June through August and the holiday season in November and December.

9.  RELATED PARTY TRANSACTIONS

The Company has the following related party transactions:

- The Company paid a fee of $1,000 per week through December 1996 to a company wholly-owned by an officer/director/stockholder of the Company which provided film buying and booking services to the Company. Such expense aggregated $35,000 and $52,000 for the years ended March 31, 1997 and 1996, respectively.

- Commencing August 1994 and as amended in December 1996, the Company pays a consulting fee of $52,000 per year for five years to the Company's Chairman of the Board. In addition, the Company has agreed to indemnify the Chairman's former wife for all liabilities that she may incur in connection with her guarantee of certain obligations of the Company, such as notes payable and theater operating leases (Notes 5 and 8).

- In January 1996, the Company borrowed $450,000 from an officer/director/stockholder pursuant to a short-term note payable. At March 31, 1996, the outstanding balance was $320,000, which amount was repaid in full in April 1996.

- During 1997 and 1996, the Company advanced amounts to certain stockholders and officers, of which $114,528 remained outstanding at March 31, 1997 bearing interest at 8% per annum and maturing through 2003.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 100,000 shares of no par preferred stock which has been authorized, of which 25,000 shares have been designated as Series A redeemable preferred stock. No shares of Series A preferred stock have been issued. The authorized class of preferred stock shall have the following rights and privileges upon issuance of any such shares.

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

COMMON STOCK WARRANTS

In September 1996, the Company provided holders of its Redeemable Warrants a limited offer which expired in October 1996. That offer allowed holders to redeem such warrants to purchase the Company's common stock at $3.50 and also to receive one Class B Redeemable Warrant. Each Class B Redeemable Warrant entitles the registered holder thereof to purchase one share of Common Stock at an exercise price of $6.50 per share through September 2001. A total of 226,438 Redeemable Warrants were redeemed in accordance with this limited offer.

As of March 31, 1997, the Company has reserved 4,532,846 shares of common stock for the exercise of outstanding warrants. A summary of all common stock warrant activity follows:


                                      Redeemable Warrants        Class B Redeemable Warrants
                                   --------------------------     --------------------------
                                    Number                         Number
                                   of Shares   Exercise Price     of Shares   Exercise Price
                                   ---------   --------------     ---------   --------------
Outstanding at March 31, 1995      4,725,000   $        5.52           -               -
   Issued                            400,000            6.50           -               -
                                   ---------   -------------      ---------    -------------
Outstanding at March 31, 1996      5,125,000       5.52-6.50           -               -
   Issued                             34,284            7.00        226,438         $  6.50
   Canceled                         (400,000)           6.50           -               -
   Exercised                        (226,438)           3.50           -               -
                                   ---------   -------------      ---------    -------------
Outstanding at March 31, 1997      4,532,846   $   5.52-7.00        226,438         $  6.50
                                   ---------   -------------      ---------    -------------
                                   ---------   -------------      ---------    -------------


The exercise price of warrants issued prior to March 31, 1995 have been reduced in connection with certain anti-dilution provisions of the warrant agreements. All references to exercise prices for these warrants have been adjusted on a retroactive basis in the schedule above.

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCK OPTIONS

In July 1994, the Company's Board of Directors approved the formation of the CinemaStar Luxury Theaters, Inc. Stock Option Plan. The Board of Directors has reserved 587,500 shares of common stock for the granting of incentive stock options and non-qualified stock options. Options generally vest immediately or over a period of three years and must be exercised within ten years from the date of grant.

A summary of all stock option activity follows:


                                         March 31, 1997                 March 31, 1996
                                     --------------------------     -------------------------
                                               Weighted-Average              Weighted-Average
                                     Shares    Exercised Price      Shares    Exercise Price
                                     ------    ----------------     ------   ----------------
Outstanding at
 beginning of year                   395,305       $   2.75        376,000       $   2.55
Granted                                5,500           7.38         19,305           6.56
                                     -------       --------        -------       --------
Outstanding at
 end of year                         400,805       $   2.81        395,305       $   2.75
                                     -------       --------        -------       --------
                                     -------       --------        -------       --------

Options exercisable
 at year end                         400,805       $   2.81        385,305       $   2.67

Weighted-average fair value
 of options granted during
 the year                           $   1.44                      $   1.48


Information relating to stock options at March 31, 1997 summarized by exercise price are as follows:


                             Options Outstanding                   Options Exercisable
                     ---------------------------------------   ---------------------------
Exercise Price                               Weighted Average              Weighted Average
Per Share             Shares    Life (Year)   Exercise Price    Shares      Exercise Price
---------            --------   -----------   --------------   -------      --------------
  $   2.55            376,000       7.3       $   2.55         376,000      $   2.55
  $   5.56             10,000       8.4       $   5.56          10,000      $   5.56
  $   7.38              5,500       9.3       $   7.38           5,500      $   7.38
  $   7.63              9,305       9.0       $   7.63           9,305      $   7.63
                     --------                                  -------
  $   2.55 to 7.63    400,805       7.4       $   2.81         400,805      $   2.81
                     --------                                  -------
                     --------                                  -------


Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: 0% dividend yield; expected volatility of 13% for 1997 and 16% and 24% for 1996; risk free interest rates of 6% for 1997 and 7% for 1996; and expected lives of 3 years.

Under the accounting provisions of FAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                      Years Ended March 31,
                                 -------------------------------
                                    1997                1996
                                 -----------         -----------
Net loss:
   As reported                   $(4,304,370)        $  (638,585)
   Pro forma                     $(4,312,290)        $  (667,122)
Net loss per share:
   As reported                   $      (.61)        $      (.10)
   Pro forma                     $      (.61)        $      (.11)

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  ACQUISITION

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

The unaudited results of operations on a pro forma basis as though Chula Vista-6 had been acquired as of April 1, 1995 are as follows:
                                                     Year Ended
                                                  March 31, 1996
                                                  --------------
  Total revenues                                  $   12,095,000
  Net loss                                        $     (576,000)
  Net loss per common share                       $         (.09)

In January 1996, the Company obtained a $1,600,000 loan collateralized by a deed of trust on Chula Vista-6 (Note 5).

13.  FOURTH QUARTER ADJUSTMENT

The Company originally accounted for its convertible debentures (Note 6) in accordance with APB Opinion 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." As described in the minutes to the March 13, 1997 meeting of the Emerging Issues Task Force, an SEC Observer addressed issues relating to convertible debt instruments which are convertible at a discount to the market. The SEC staff believes that the discount should be accounted for as additional interest expense that is amortized over the period from the date of issuance of the debt security until the date the security is first convertible. The Company conformed to those views and computed the amount of the discounts based on the difference between the conversion price and the fair value of the underlying common stock on the date the respective debentures were issued. Accordingly, the Company recorded an aggregate of $2,048,997 of non-cash interest expense related to the embedded interest in the convertible debentures.

The Company did not become aware of the position of the SEC staff until the fourth quarter of fiscal 1997, and as such, recorded the entire $2,048,997 in the fourth quarter of fiscal 1997. Had the Company been aware of this position on the date of issuance of the convertible debentures, it would have recorded $977,568 and $1,071,429 of this expense in the first and second quarters of fiscal 1997, respectively. The effect if these amounts had been recorded in the proper quarter rather than in the fourth quarter is as follows:

                                         Aggregate Effect On
                        -------------------------------------------------------
                                                                     Net Income
    Quarter Ended       Interest Expense         Net Income          Per Share
    ------------------  ----------------    ----------------         ----------
    June 30, 1996          $   977,568      $      (977,568)         $   (.16)
    September 30, 1996       1,071,429           (1,071,429)             (.17)
    March 31, 1997          (2,048,997)           2,048,997               .29
                           -----------      ---------------          --------
         Total             $    -           $        -               $    -
                           -----------      ---------------          --------
                           -----------      ---------------          --------

                           CINEMASTAR LUXURY THEATERS, INC.
                                   AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  FOURTH QUARTER ADJUSTMENT (CONTINUED)

The Company considers these amounts to be material and therefore has restated its financial statements for each quarterly period on Form 10-QSB/A during the year ended March 31, 1997.

14.  SUBSEQUENT EVENT

On June 24, 1997, the Company signed a letter of intent to sell $15,000,000 of newly issued common stock to Rust Capital, Ltd. (the "Buyer"). The proposed agreement would allow the Buyer to purchase at least 51% of the Company's common stock upon completion of the transaction, which is subject to certain conditions and a vote by the current stockholders. The Company expects the transaction to be completed during the second quarter of fiscal year 1998, however there can be no assurance that this transaction will ultimately be consummated.

    ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
    (a)  Exhibits
Exhibit                                Description
Number                                 -----------
------

3.1      Amended and Restated Articles of Incorporation of the Company, as
         amended (1)
3.2      Amended and Restated Bylaws of the Company
4.1      Specimen Stock Certificate of the Company (1)
4.2      Form of Redeemable Warrant Agreement (with form of certificate attached) (1)
4.3 Form of Underwriter's Warrant Agreement (with form of certificate attached) (1)
4.4      Form of Bridge Warrant (1)
4.5      Form of Acknowledgment and Agreement of Warrant Holder (1)
4.6      Form of Class B Warrant Agreement (with form of certificate attached)
         (5)
4.7      $500,000 Debenture (3)
4.8      $500,000 Debenture (4)
4.9 Offshore Securities Subscription Agreement between the Company and Wales Securities Limited, dated August 6, 1996 (6)
4.10 Offshore Securities Subscription Agreement between the Company and Villandry Investments Ltd., dated August 6, 1996 (6)
4.11 Offshore Warrant Agreemeent between the Company and Swan Alley (Nominees) Limited, nominee of Wales Securities Limited (6)
4.12 Offshore Warrant Agreement between the Company and Swan Alley (Nominees) Limited, nominee of Villandry Investments Ltd. (6)
10.1     Employment Agreement of John Ellison, Jr. (1)
10.2     Employment Agreement of Alan Grossberg (1)
10.3     Employment Agreement of Jerry Willits (1)
10.4     Consulting Agreement of Russell Seheult (1)
10.5     Film Booking Agreement between the Company and Alan Grossberg (1)
10.6     Form of Indemnification Agreement with officers and directors (1)
10.7     Nickelodeon Theater Co., Inc. Stock Option Plan (1)
10.8 Placement Agent Agreement between the Company and A.S. Goldmen & Co., Inc. as amended (1)
10.9 Equipment Purchase and Ride Film Rental Agreement, dated August 8, 1994, between the Company and Cinema Ride, Inc., as amended (1)
10.10 Form of Promissory Note of the Company issued in connection with a private placement of Promissory Notes and Bridge Warrants in August 1994 and September 1994 (1)
10.11 Form of Financial Advisory and Consulting Agreement between the Company and the A.S. Goldmen Co., Inc. (1)
10.12 Lease Agreement, dated April 30, 1991, between Nickelodeon Cinemas, Inc. and Homart Development Co. (1)
10.13 Lease, dated November 21, 1990, between the Company and Blue Ravine Associates, Inc. (now Pacific Oceanside Holdings, L.P.) (1)
10.13.1 First Amendment to Lease, dated July 14, 1995 between the Company and Pacific Oceanside Holdings, L.P. (1)
10.14 Real Property Lease Agreement between the Company and Gary E. Elam, Receiver (1)
10.15 Equipment Purchase Agreement between the Company and Gary E. Elam, Receiver (1)
10.16 Modification and Supplement of Lease and Equipment Purchase Agreement, dated March 1, 1994, between the Company and River Village, William Buster and Harold Alles, as successor in interest to Gary E. Elam, Receiver (1)
10.17 Lease Agreement, dated October 12, 1993, between the Company and Oceanside Cornerstone, Inc. (1)
10.18 Lease, dated October 19, 1994, between the Company and Glenwood Buena Park Limited Partnership (1)
10.19    Purchase Agreement with United Artist (2)
10.20 Newbury Park Center Lease, dated July 12, 1994, between the Company and Newbury Park Group (1)
10.21 Agreement, dated July 12, 1994, between the Company and Newbury Park Group, as amended (5)
10.22    Agreements with Pacific Concessions (1)

Exhibit                                Description
Number                                 -----------
------

10.23 Letter of Intent, dated August 5, 1994, between Southland Consulting and the Company (1)
10.24 Memorandum of Intent Re Development, Construction, and Operation of Motion Picture Theater, dated December 1, 1994, between CinemaStar Cinemas Internacionales, S.A. de C.V. and Jose Manuel Gonzolez (1)
10.25    Lease Agreement, dated July 11, 1995 between the Company and Buena
         Park Cinema Center Limited Partnership (1)
10.26 Lease Agreement, dated August 1, 1995 between the Company and Mission Grove Plaza, L.P. (1)
10.27    Lease Agreement, dated July 14, 1995 between the Company and
         University Village, LLC (1)
10.28 Ground Lease, dated August 5, 1995 between the Company and Craig W. Clark (1)
10.29 Lease Agreement, dated February 15, 1996 with the Coudures Family Limited Partnership (5)
10.30    Adjustable Rate Note, dated January 23, 1996 (1)
10.31 Settlement Agreement and Release of Claims, dated April 27, 1995, between the Company and Viacom International, Inc. (1)
10.32    First National Bank Promissory Note, dated March 1, 1996, for $500,000
         (5)
10.33    First National Bank Promissory Note, dated May 28, 1996, for $500,000
         (5)
10.34    First National Bank Business Loan Agreement, dated May 28, 1996 (5)
10.35 Consulting Agreement with The Boston Group, L.P., dated February 12, 1996 (5)
10.36 400,000 Warrant Issued to The Boston Group, L.P., dated February 12, 1996 (5)
10.37 Lease Agreement, dated May 11, 1996, between the Company and Espacios de Zapopan, S.A. de C.V. (5)
10.38 Lease Agreement, dated June 14, 1996, between the Company and Inmobiliaria Lunar, S.C. (5)
10.39    Ground Lease with the City of San Marcos dated June 25, 1996 (6)
10.40    Coconut Grove Marketplace Sublease Agreement (6)
10.41    Amendment to Alan Grossberg Employment Agreement (7)
10.42    Amendment to Russell Seheult Consulting Agreement (7)
10.43    Amendment to John Ellison, Jr. Employment Agreement (7)
10.44    Amendment to Jerry Willits Employment Agreement (7)
10.45    Pacific Oceanside Holdings, L.P. Lease Agreement (7)
10.46    MDA-San Bernadino Associates, L.L.C. Lease Agreement (7)
10.47    Amendment to Concession Lease Agreement, dated April 23, 1997, between the Company and Pacific Concessions, Inc. (Portions have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
10.48    Employment Agreement of Jon Meloan
10.49 Agreement terminating lease dated May 11, 1996 between the Company and Espacios de Zapopan, S.A. de C.V.
10.50 Agreement Terminating Sublease, dated July 18,1996, between the Company and Coconut Grove Marketplace
10.51 City of San Marcos letter re: Notice of Cancellation of June 25, 1996 CinemaStar Ground Lease
10.52    First Amendment to Lease, dated May 5, 1997, between Pacific
         Oceanside Holdings, L.P. and the Company
10.53 Amendment to Loan Agreement, dated as of April 23, 1997, between the Company and Pacific Concessions, Inc.
10.54    Letter of Intent, dated June 24, 1997, by and between Rust Capital
         Ltd. and Cinemastar Luxury Theaters, Inc.(8)
21       Subsidiaries of the Company
23.1     Consent of BDO Seidman, LLP
27       Financial Data Schedule

____________________
    (1) Incorporated by reference to the exhibits filed with Registration Statement No. 33-86716.
    (2) Incorporated by reference to Form 10-KSB for the year ended March 31, 1995.
    (3)  Incorporated by reference to Form 8-K for April 11, 1996.
    (4)  Incorporated by reference to Form 8-K for June 6, 1996.
    (5) Incorporated by reference to Form 10-KSB for the year ended March 31, 1996.
    (6) Incorporated by reference to Form 10-Q for the period ended June 30, 1996.
    (7) Incorporated by reference to Form 10-Q for the period ended December 31, 1996.
    (8)  Incorporated by reference to Form 8-K filed July 1, 1997

     (b) Reports on Form 8-K

    There were no reports on 8-K filed during the last quarter of the period covered by this report.