Form 10KSB/A
period 1997-03-31
CINEMASTAR LUXURY THEATERS INC
filed 1997-07-29
CIK 931085

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-KSB/A-1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  FOR THE FISCAL YEAR ENDED MARCH 31, 1997


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 -----

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

The Issuer's revenues for the year ended March 31, 1997 totaled $19,631,621.

As of July 10, 1997 Registrant had outstanding 7,944,182 shares of Common Stock.


Transitional Small Business Disclosure Format   Yes _____   No  X
                                                   -----     -----

                                  Page 1 of XX Pages
                           Exhibit Index appears on Page XX

                                       PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

       The following table sets forth certain information concerning the Company's current directors and executive officers:

           Name               Principal Occupation                                   Age
    -----------------------   -------------------------------------------------    -------
    Russell Seheult           Chairman of the Board, anesthesiologist and            45
                              dental surgeon

    John Ellison, Jr.         President and Chief Executive Officer of the           55
                              Company

    Alan Grossberg            Chief Financial Officer and Senior Vice President      46
                              of the Company

    Jerry Willits             Vice President of the Company                          57

    Jon Meloan                Vice President, General Counsel and Secretary of       62
                              the Company

    Katherine McKeever        Vice President of Advertising and Marketing of         37
                              the Company



____________________

       JOHN ELLISON JR. co-founded and became a director of the Company in April 1989 and has been its President since February 1992 and an officer since 1989. Prior to February 1992, Mr. Ellison was a Vice President of the Company. Mr. Ellison has over 30 years of experience in the motion picture theater and exhibition business. He has managed theater operations and expansion programs for several theater chains and, prior to forming the Company, he owned and operated the largest locally-owned theater chain in San Diego County, which he sold to Edwards Cinemas in 1985.

       ALAN GROSSBERG co-founded and became a director of the Company in April 1989 and has been its Senior Vice President and Chief Financial Officer since that time. Mr. Grossberg has over 20 years of experience in theater and entertainment management. Mr. Grossberg previously has acquired and sold several theater and cinema complexes in San Diego County. Mr. Grossberg also owns a film booking and licensing company which has provided films booking and related services to the Company.

       JERRY WILLITS has been the Company's Vice President since 1992 and a director since July 1994. For at least four years prior to joining the Company, Mr. Willits owned and operated two theaters in San Diego County. Mr. Willits formerly served as an officer of the Theater & Entertainment Association of Greater San Diego.

       JON MELOAN joined the Company in March 1991 as its Secretary and General Counsel and became a director in July 1994 and a Vice President in 1997. From 1989 to 1991, Mr. Meloan was an independent business consultant. Prior to 1989, Mr. Meloan served as senior counsel with Honeywell Inc. Mr. Meloan has over 22 years experience as a corporate lawyer.

       RUSSELL SEHEULT is an anesthesiologist and dental surgeon who has been a director of the Company since June 1991 and has served as Chairman of the Board of Directors since February 1992. Since 1993 he has operated an outpatient dental surgery clinic in Redlands, California. For at least three years prior to joining the dental clinic, Dr. Seheult was an anesthesiologist in Loma Linda, California and served as head of anesthesiology at Loma Linda Hospital in Loma Linda, California.

       KATHERINE MCKEEVER was appointed as the Company's Vice President of Operations in June 1995. In January 1997, Ms. McKeever was promoted to the position of Vice President of Advertising and Marketing. Prior to such appointment she served as Director of Advertising and Marketing of the Company from January 1993. Prior to 1993 she directed marketing activities for SoCal Cinemas, Inc. for over 5 years. Ms. McKeever has also worked in advertising production and promotions for national consumer product brands.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

       Based on a review of the copies of such forms furnished to the Company, the Company notes that each of John Ellison, Jr. and Jerry Willits did not timely file a Form 4 Statement of Changes in Beneficial Ownership in connection with a sale of Common Stock in December 1996 as a result of a margin call. Similarly, Russell Seheult did not timely file Form 4 Statements of Changes in Beneficial Ownership in connection with sales of Common Stock in December 1996, January 1997 and February 1997 as a result of a series of margin calls.

ITEM 10 - EXECUTIVE COMPENSATION

       The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal year ended March 31, 1997:

                    SUMMARY COMPENSATION TABLE


                                                                                                                Long Term
                                                                                                                Compensation
                                                                  Annual Compensation                           Awards
                                          -----------------------------------------------------------------     ------------

 Name and                                                                                                       Securities
 Principal Position                                                                       Other Annual          Underlying
-------------------                       Year            Salary            Bonus         Compensation          Options/SARs
                                          ----            ------            -----         ------------          ------------
 John Ellison, Jr. . . . . . . . . . . .  1997            $181,944          $50,000          ---(1)                  -0-
 President and Chief Executive Officer    1996            $167,620          $50,000          ---(1)                  -0-
                                          1995            $160,792          $50,000          ---(1)                88,125

 Alan Grossberg  . . . . . . . . . . . .  1997            $182,640(2)       $30,000          ---(1)                  -0-
 Chief Financial Officer and Senior. . .  1996            $196,263(3)       $15,000          ---(1)                  -0-
 Vice President                           1995            $168,939(4)       $15,000          ---(1)                88,125

 Jerry Willits . . . . . . . . . . . . .  1997            $88,935           $15,000          ---(1)                  -0-
 Vice President                           1996            $77,500           $ 7,500          ---(1)                  -0-
                                          1995            $66,200           $  -0-           ---(1)                11.750



__________________________

(1) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10 percent of the total of annual salary and bonus reported in this table for any named executive officer.
(2) Includes $40,000 paid to Mr. Grossberg pursuant to the terms of a Film Booking Agreement pursuant to which Mr. Grossberg has agreed to provide film booking services to the Company.
(3) Includes $52,000 paid to Mr. Grossberg pursuant to the terms of a Film Booking Agreement pursuant to which Mr. Grossberg has agreed to provide film booking services to the Company.
(4) Includes $34,500 paid to Mr. Grossberg pursuant to the terms of a Film Booking Agreement pursuant to which Mr. Grossberg has agreed to provide film booking services to the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

       Effective August 25, 1994, the Company entered into five-year employment agreements with each of Messrs. Ellison, Grossberg and Willits, pursuant to which their base salaries are currently $216,817 and $217,646 and $[90,750] respectively, subject to annual increases of 10%, 12% and 10% respectively. In addition, Messrs. Ellison, Grossberg and Willits are entitled to receive an annual bonus for each year of their respective employment. Mr. Ellison and Mr. Grossberg's bonuses equal five percent of the Company's net income (before payment of income taxes or bonuses to executive officers) over $2 million, if any, which shall be paid quarterly based on annualized results. Mr. Willits' bonus will equal two percent of net income (before payment of income taxes or bonuses to executive officers) of income over $2 million, if any, which shall be paid quarterly based on annualized results. In addition, if the Company has net income (before payment of income taxes, but after payment of other bonuses to executive officers) in any year over $7 million, there will be an additional payment of $500,000 to each of Mr. Ellison and Mr. Grossberg and $200,000 to Mr. Willits. No bonuses have been paid to date pursuant to such bonus formulas. Each of Messrs. Ellison, Grossberg and Willits also receive an automobile allowance of up to $650 per month. The Company has also agreed to pay maintenance, gasoline

(to the extent the usage is business-related), and cellular telephone service for such automobile. Additionally, the employment agreements also give Messrs. Ellison, Grossberg and Willits the right to participate in any and all group, life, disability, income, health or accident insurance programs applicable to any personnel of the Company, subject only to the eligibility restrictions of such programs. Messrs. Ellison and Grossberg are also entitled, at the Company's expense, to a disability income insurance policy covering each which provides for a monthly payment of at least $10,000. In the event that Mr. Ellison or Mr. Grossberg is terminated or is not reelected or appointed as a director or executive officer of the Company for any reason other than for an uncured breach of his obligations under the employment agreement or his conviction of a felony involving moral turpitude, he shall have the right to receive his annual salary and bonuses for the remainder of the term of the contract. In December 1995, the Employment Agreements of each of Messrs. Ellison and Grossberg were extended for a period of five years commencing December 5, 1996. Pursuant to such amendments, Mr. Grossberg's base salary was increased by $52,000 per year and his separate agreement to provide film booking services to the Company (described below) was terminated.

       In August 1994, Alan Grossberg entered into a Film Booking Agreement pursuant to which he has agreed to provide film booking and licensing services to the Company for five years at an annual fee $52,000 per year. The contract was assignable by Mr. Grossberg to any entity owned or controlled by Mr. Grossberg, The Company believes that the terms of the Film Booking Agreement was at least as favorable to the Company as would be available to the Company in a third-party transaction. Effective December 5, 1996, the Film Booking Agreement was terminated.

OPTION GRANTS DURING FISCAL 1997

       No stock options were granted to the officers identified in the Summary Compensation Table during the fiscal year ended March 31, 1997.

OPTION EXERCISES IN FISCAL 1997 AND YEAR-END OPTION VALUES

       The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1997 by the officers named in the Summary Compensation Table:

           OPTION EXERCISES AND YEAR-END VALUE TABLE(1)


                                                                     Number of                       Value of Unexercised
                             Shares                             Unexercised Options                  In-the-Money Options
                            Acquired                             at Fiscal Year End                  at Fiscal Year End(2)
                               on         Value             --------------------------            ---------------------------
        Name                Exercise     Realized          Exercisable    Unexercisable           Exercisable   Unexercisable
        ----                --------     --------          -----------    -------------           -----------   -------------
John Ellison, Jr.               0           $0                88,125            0                    $-0-            $0

Alan Grossberg                  0           $0                88,125            0                    $-0-            $0

Jerry Willits                   0           $0                11,750            0                    $-0-            $0


__________________________

(1)    There were no option exercises during fiscal 1997.
(2)    Valued based on an assumed price of $1.00 per share of Common Stock.

       STOCK OPTIONS

       In July 1994, the Company adopted the CinemaStar Luxury Theaters, Inc. Stock Option Plan (the "Option Plan") under which a maximum of 587,500 shares of Common Stock of the Company may be issued pursuant to incentive and non-qualified stock options granted to officers, key employees or consultants of the Company.

       The Option Plan is administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals, each of whom must be a disinterested member of the Board of Directors, with authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise price, the number of shares covered by and all of the terms of options, and all other determinations necessary or advisable for administration of the Option Plan.

       The purchase price for the shares subject to any incentive stock option granted under the Option Plan shall not be less than 100% of the fair market value of the shares of Common Stock of the Company on the date the option is granted. No option shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment (if the optionee is an employee of the Company) with the Company terminates, if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment (if the optionee is an employee of the Company) terminates, if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, the Option Plan expires on December 31, 2003.

COMPENSATION OF DIRECTORS

       Directors prior to June 3, 1995 received no cash compensation for serving on the Board of Directors. The Board of Directors at the June 3, 1995 Board Meeting approved payment of $1,000 per Board Member for attending each Board Meeting, effective with the June 3, 1995 meeting. It is anticipated there will be not less than four Board Meetings per year to coincide with review and approval of quarterly and annual financial statement filings.

       In the fiscal years ended March 31, 1997, 1996 and 1995, Russell Seheult received $43,200, $26,000 and $20,500 in consulting fees. In August 1994, the Company entered into a five year consulting agreement with Mr. Seheult pursuant to which Mr. Seheult is currently entitled to receive $52,000 per year. In December 1996, the Company extended the term of the consulting agreement for a
period of five years commencing December 5, 1996.   In addition, in July 1994,
Mr. Seheult was granted an option to purchase 176,250 shares of Common Stock under the Company's Stock Option Plan at a price of $2.55 per share.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has outstanding voting securities consisting of only
Common Stock, of which 7,944,182 shares were outstanding as of the close of business on July 10, 1997. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the Record Date as to (a) each director, (b) each executive officer identified in the Summary Compensation Table below, (c) all executive officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of Common Stock.


                                                                                 Amount and
                                                                                  Nature of
                                                                                 Beneficial              Percent of
  Title of Class                        Beneficial Owner(1)                       Owner(2)                Class(2)
  --------------                        -------------------                      ----------              ----------
  DIRECTORS AND/OR
  EXECUTIVE OFFICERS:

  Common Stock                       Russell Seheult                             749,270(3)                 9.23%

  Common Stock                       John Ellison, Jr.                           882,935(4)                10.99%

  Common Stock                       Alan Grossberg                              802,725(4)                 9.99%

  Common Stock                       Jerry Willits                                98,515(5)                 1.24%

  Common Stock                       Jon Meloan                                   16,929(6)                     *

                                     All directors and
                                     executive officers as a
                                     group (6 persons)                         2,553,874                   30.66%

  5% SHAREHOLDERS:

  Common Stock                       Daniel Churchill (7)                        376,000(8)                 4.73%


____________________

(1) The address of each of Messrs. Seheult, Ellison and Grossberg is c/o the Company, 431 College Boulevard, Oceanside, California 92057.
(2) Shares of Common Stock which a person has the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of the persons, but not deemed outstanding as to any other person. Percentages are calculated based on 7,944,182 shares of Common Stock outstanding. Ownership of less than 1% of the outstanding shares of Common Stock is indicated by an asterisk.
(3) Includes shares issuable upon exercise of outstanding options to acquire 176,250 shares of Common Stock.
(4) Includes shares issuable upon exercise of outstanding options to acquire 88,125 shares of Common Stock.
(5) Includes shares issuable upon exercise of outstanding options to acquire 11,750 shares of Common Stock.
(6) Consists of shares issuable upon exercise of outstanding options to acquire 16,929 shares of Common Stock.
(7) In July 1997, Daniel Churchill filed a notice with the Securities and Exchange Commission stating that Mr. Churchill as an individual, as Trustee UTA August 6, 1985, and through Illinois Holding Company, a bank holding company 100% owned by Mr. Churchill, had acquired 5% or more of the Company's Common Stock. The address of Mr. Churchill is 1610 5th Avenue, Moline Illinois 61265. Based on such filings and the number of shares of Common Stock outstanding as of July 10, 1997, the Company does not believe that Mr. Churchill currently owns or controls 5% or more of the Company's Common Stock.
(8) Consists of 341,000 shares of Common Stock and 35,000 shares of Common Stock issuable upon exercise of Class A Redeemable Warrants. Information on the number of shares owned is given to the best knowledge of the Company based on public filings made by the shareholder.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, all significant obligations of the Company pursuant to its theater leases and certain loans. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals.

       In January 1994, Messrs. Seheult, Ellison, Grossberg and Willits and certain third parties unaffiliated with the Company formed Nickelodeon Cinemas Internacionales, S.A. de C.V., a Mexican corporation ("Nickelodeon Mexico"). In July 1994, Messrs. Seheult, Ellison, Grossberg, and Willits contributed, for no additional consideration. 18.6%, 18.6%, 18.6% and 4,2%, respectively, totaling 60.0% of the outstanding equity in Nickelodeon Mexico to the Company, which constituted all of such individuals' equity in Nickelodeon Mexico. The remaining 40% of Nickelodeon Mexico was owned by unrelated third parties. An additional 15% ownership interest in Nickelodeon Mexico was returned to the Company by a previous shareholder for consideration of payment to him of legal fees amounting to approximately $30,000, subsequently reduced to $15,000. In March 1996, the Company decided to dissolve Nickelodeon Mexico. In April 1996, a new Mexican corporation was formed and named CinemaStar Luxury Theaters, S.A. de C.V. ("CinemaStar Mexico"). The Company obtained a 75% interest in CinemaStar Mexico. The remaining 25% ownership interest is held by Atlantico y Asociados S.A. de C.V., a Mexican corporation. The Company has loaned as of March 31, 1997 a total of $566,104 to CinemaStar Mexico since its formation pursuant to a promissory note bearing interest at an annual rate of 8%. All interest and principal on such note is due in July 1999. The Company believes that the terms of such note are more favorable than CinemaStar Mexico could receive from a third party lender.

       The Company has entered into a Finders Fee Agreement, dated September
11, 1993, with Jon Meloan, the Company's General Counsel and Secretary, pursuant to which Mr. Meloan is entitled to receive a fee of 4.5% of all funds raised through Mr. Meloan's sources. The Finders Fee Agreement was terminated on May 24, 1995. No fees were paid to Mr. Meloan pursuant to such agreement. In March 1995, the Company entered into a finder's fee agreement with Robert Bailey pursuant to which the Company agreed to pay a fee of 5% to Mr. Bailey for all funds raised through from Mr. Bailey's sources. Mr. Bailey has agreed to pay Jon Meloan 32% of any fees Mr. Bailey receives from the Company.

       In January 1996, the Company borrowed $450,000 from Alan Grossberg pursuant to a short-term note payable. At March 31, 1996, the outstanding balance was $320,000, which amount was repaid in full in April 1996.

       During 1997 and 1996, the Company advanced amounts to certain stockholders and officers of the Company, of which $114,528 remained outstanding at March 31, 1997. Such advances bear interest at a rate of 8% per annum and mature through 2003. Also, during 1996 and 1997 certain stockholders and officers advanced funds to the Company. As of July 10, 1997 the net amount that remained outstanding from stockholders and officers was $11,100.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CINEMASTAR LUXURY THEATERS, INC.



                           /s/John Ellison, Jr.
                           ----------------------------
                           John Ellison, Jr., President    Dated July 28, 1997
                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    SIGNATURE                          CAPACITY                 DATE
    ---------                          --------                 ----


    /s/ John Ellison, Jr.    President, Chief Executive
    ---------------------    Officer and Director (principal    July 28, 1997
       John Ellison, Jr.     executive officer)




    /s/ Alan Grossberg       Chief Financial Officer, Senior
    ----------------------   Vice President, and Director       July 28, 1997
       Alan Grossberg        (Principal Accounting
                             and Financial Office)



    /s/ Jon Meloan           General Counsel, Vice President,    July 28, 1997
    ----------------------    Secretary and Director
       Jon Meloan