Form 10QSB
period 1997-06-30
CINEMASTAR LUXURY THEATERS INC
filed 1997-08-14
CIK 931085

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               FORM 10-QSB

(MARK ONE)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                              (760) 630-2011
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                    YES      X         NO
                          -------            -------

  Common stock, no par value: 8,019,182 shares outstanding as of August 14, 1997.

  Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                  ---    ---

==============================================================================

                     CINEMASTAR LUXURY THEATERS, INC.

                            TABLE OF CONTENTS


                                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of June 30, 1997....     1

          Condensed Consolidated Statements of Operations for the
          three months ended June 30, 1997 and 1996...................     2

          Condensed Consolidated Statements of Cash Flows for the
          three months ended June 30, 1997 and 1996...................     3

          Notes to Condensed Consolidated Financial Statements........     4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  5-15

Item 3.   Defaults Upon Senior Securities.............................    16

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................    16

          Signatures..................................................    17

                     PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

            CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                                                         JUNE 30, 1997
                                                                         -------------
ASSETS
CURRENT ASSETS
Cash.................................................................         568,421
Commission and other receivables.....................................         107,775
Prepaid expenses.....................................................          62,772
Other current assets.................................................         327,024
                                                                          -----------
Total current assets.................................................       1,065,992
Property and equipment, net..........................................      12,284,328
Preopening costs.....................................................          51,980
Deposits and other assets............................................         773,274
                                                                          -----------
TOTAL ASSETS.........................................................     $14,175,574
                                                                          -----------
                                                                          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations......     $ 6,304,682
Accounts payable.....................................................       3,244,049
Accrued expenses.....................................................         298,670
Deferred revenue.....................................................         146,264
Advances from stockholder............................................          97,428
                                                                          -----------
Total current liabilities............................................      10,091,093
Long-term debt and capital lease obligations, net of current
  portion............................................................         211,799

Deferred rent liability..............................................       2,499,207
                                                                          -----------
TOTAL LIABILITIES....................................................      12,802,099
                                                                          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 100,000 shares authorized; Series
    A redeemable preferred stock, no par value; 25,000 shares
    designated; no shares issued or outstanding......................              --
  Common stock, no par value; 15,000,000 shares authorized;
    7,944,182 shares issued and outstanding..........................       9,424,618
Additional paid-in capital...........................................       2,559,027

Accumulated deficit..................................................     (10,610,170)
                                                                          -----------

TOTAL STOCKHOLDERS' EQUITY...........................................       1,373,475
                                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     $14,175,574
                                                                          -----------
                                                                          -----------

   See accompanying notes to condensed consolidated financial statements.

            CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                             1997          1996
                                                                          ----------     ----------
REVENUES:
Admissions...........................................................     $3,915,058     $2,963,529
Concessions..........................................................      1,719,006      1,202,922
Other operating revenues.............................................        118,669         93,952
                                                                          ----------     ----------

TOTAL REVENUES.......................................................      5,752,733      4,260,403
                                                                          ----------     ----------
Cost and expenses:
Film rental and booking costs........................................      2,248,524      1,603,729
Cost of concession supplies..........................................        593,194        358,984
Theater operating expenses...........................................      2,280,566      1,406,343
General and administrative expenses..................................        874,432        533,806
Depreciation and amortization........................................        454,598        225,641
                                                                          ----------     ----------

TOTAL COSTS AND EXPENSES.............................................      6,451,314      4,128,503
                                                                          ----------     ----------

OPERATING INCOME (LOSS)..............................................       (698,581)       131,900
                                                                          ----------     ----------

OTHER INCOME (EXPENSE):
  Interest income....................................................          6,553          2,644
  Interest expense...................................................       (186,869)      (150,661)
  Non-cash interest expense related to convertible debentures........             --       (977,568)
                                                                          ----------     ----------

TOTAL OTHER (EXPENSE)................................................       (180,316)    (1,125,585)
                                                                          ----------     ----------

LOSS BEFORE PROVISION FOR INCOME TAXES...............................       (878,897)      (993,685)
PROVISION FOR INCOME TAXES...........................................             --             --
                                                                          ----------     ----------

NET LOSS.............................................................     $ (878,897)    $ (993,685)
                                                                          ----------     ----------
                                                                          ----------     ----------

NET LOSS PER COMMON SHARE............................................     $     (.11)    $     (.16)
                                                                          ----------     ----------
                                                                          ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND SHARE EQUIVALENTS
OUTSTANDING..........................................................      7,790,747      6,254,000
                                                                          ----------     ----------
                                                                          ----------     ----------

   See accompanying notes to condensed consolidated financial statements.

            CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                               1997           1996
                                                                           ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................................      $  (878,897)   $  (993,685)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization.....................................          454,598        259,749
   Deferred rent liability...........................................          212,861        236,834
   Non-cash interest expense.........................................               --        977,568
   Increase (decrease) from changes in:
      Commission and other receivables...............................          (77,094)       (23,194)
      Prepaid expenses and other current assets......................           26,151       (122,065)
      Deposits and other assets......................................          (82,516)      (138,406)
      Accounts payable...............................................          514,239        492,774
      Accrued expenses and other liabilities.........................              613       (178,912)
                                                                           -----------    -----------
 Cash provided by operating activities...............................          169,955        510,663
                                                                           -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.................................       (1,750,714)    (1,336,802)

 Deposits and other assets...........................................         (332,514)       600,000
                                                                           -----------    -----------
 Cash used in investing activities...................................       (2,083,228)      (736,802)
                                                                           -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt............................        2,000,000        500,000
 Principal payments on long-term debt and capital lease
   obligations.......................................................         (204,381)      (157,342)
 Proceeds from issuance of convertible debentures....................               --      1,000,000
 Advances from stockholder...........................................           84,429         60,000
 Repayment of advances from stockholder..............................               --       (320,000)
 Payment of debt issuance costs......................................               --       (172,772)
                                                                           -----------    -----------
 Cash provided by financing activities...............................        1,880,048        909,886
                                                                           -----------    -----------
 Net increase (decrease) in cash.....................................          (33,225)       683,747
 Cash beginning of period............................................          601,646        458,550
                                                                           -----------    -----------
 Cash end of period..................................................      $   568,421    $ 1,142,297
                                                                           -----------    -----------
                                                                           -----------    -----------

   See accompanying notes to condensed consolidated financial statements.

            CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997
                               (UNAUDITED)

NOTE 1

     The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1997 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

NOTE 2

     On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. (PCI) in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan is for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and twenty-four months. As a result of the amended agreements PCI now supplies concessions to all of the current theaters in exchange for specified commissions.

NOTE 3

     On June 24, 1997, the Company signed a letter of intent to sell $15,000,000 of newly issued common stock to Rust Capital, Ltd. (the "Buyer"). The proposed agreement would allow the Buyer to purchase at least 51% of the Company's common stock upon completion of the transaction, which is subject to certain conditions and a vote by the current stockholders. On July 25 and July 29, 1997 the Company granted extensions to Rust Capital, Ltd. for continued due diligence and preparation of a definitive agreement. As of August 5, 1997, the letter of intent expired without further extension. However, the Company and Rust Capital, Ltd. continue actively to discuss a possible transaction. The Company expects the transaction to be completed during the second quarter of fiscal year 1998, however there can be no assurance that this transaction will ultimately be consummated.

NOTE 4

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15, "Earnings Per Share." FAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying statements of operations.

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. "130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

     Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. "131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

NOTE 5

     Certain reclassifications have been made to the June 30, 1996 financial statements to conform to the June 30, 1997 presentation.

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

     Three months ended June 30, 1997 compared to three months ended June 30, 1996.

     At June 30, 1996, the Company operated five theater locations with a total of 44 screens. During the twelve months ended June 30, 1997, the Company added two locations with an additional 20 screens. At June 30, 1997 the Company operated 7 locations and 64 screens. The addition of the two theaters resulted in an increase in revenues and expenses for the three months ended June 30, 1997 compared to June 30, 1996. Of the two new theater locations, one of these locations has not met the Company's expectations regarding attendance and revenue. The Company is continually evaluating the situation and attempting to develop means with which to increase attendance and revenue at that location.

     Total revenues for the three months ended June 30, 1997 increased 35.0% to $5,752,733 from $4,260,403 for the three months ended June 30, 1996. The increase consisted of a $951,529, or 32.1%, increase in admission revenues, a $516,084, or 42.9%, increase in concession revenues, and a $24,717, or 26.3%, increase in other operating revenues. New theaters had admission revenues of $790,468, concession sales of $354,046, and other operating revenues of $32,348 making total revenues from new theaters $1,176,862. There was an increase in total revenues from continuing theaters of $315,468, or 7.4%. Management believes the increase in revenues at continuing theaters reflects higher movie attendance based on more successful film releases.

     Film rental and booking costs for the three months ended June 30, 1997 increased 40.2% to $2,248,524 from $1,603,729 for the three months ended June 30, 1996. The increase was due to additional film rental and booking costs paid on increased admission revenues and new theaters. New theaters had film rental and booking costs of $434,565. As a percentage of admission revenues, film rental and booking costs for the three months ended June 30, 1997 increased to 57.4% from 54.1% for the three months ended June 30, 1996. This increase can be attributable to a shorter film run for the more popular movies.

     Cost of concession supplies for the three months ended June 30, 1997 increased 65.2% to $593,194 from $358,984 for the three months ended June 30, 1996. The dollar increase is primarily due to additional concession costs associated with increased concession sales and higher costs under the amended concession agreement with Pacific Concessions Inc. New theaters had concession costs of $99,546. As a percentage of concession revenues, concession costs for the three months ended June 30, 1997 increased to 34.5% from 29.8% for the three months ended June 30, 1996. On April 23, 1997, the Company amended its concession agreements with Pacific Concessions, Inc. ("PCI") and as a result PCI now receives a specified commission for providing concessions to all of the Company's theaters. The long-term contract with PCI is tied to loans PCI has made to the Company and there is a substantial penalty to end the contract earlier than its negotiated terms. This amended concession agreement is the reason for the increase in concession costs as a percentage of concession revenues.

      Theater operating expenses for the three months ended June 30, 1997 increased 62.2% to $2,280,566 from $1,406,343 for the three months ended June 30, 1996. As a percentage of total revenues, theater operating expenses increased to 39.6% from 33.0% during the applicable periods. New theaters had operating expenses of $725,167 which accounted for a portion of the increase. Increased wages due to an increase in the minimum wage as well as a general increase in certain costs including utilities and repairs and maintenance also contributed to the increase in theater operating expenses.

     General and administrative expenses for the three months ended June 30, 1997 increased 63.8% to $874,432 from $533,806 for the three months ended June 30, 1996. As a percentage of total revenues, general and administrative costs increased to 15.2% from 12.5% during the applicable periods. The increase is primarily due to start up costs for the Mexican theater.

     Depreciation and amortization for the three months ended June 30, 1997 increased 101.5% to $454,598 from $225,641 for the three months ended June 30, 1996. The increase is a result of additional purchases of equipment, the costs associated with the new theaters, and related amortization of preopening costs.

     Interest expense for the three months ended June 30, 1997 increased to $186,869 from $150,661 for the three months ended June 30, 1996. This is attributable to new debt used to finance new theater development and fund working capital.

     Non-cash interest expense of $977,568 for the three months ended June 30, 1996 resulted from issuing debentures which were convertible at a discount from the market price of the common stock. The non-cash interest recorded on the convertible debentures was amortized over the periods which the debentures first became convertible and had no effect on stockholders' equity and operating income.

     Interest income for the three months ended June 30, 1997 increased to $6,553 from $2,644 for the three months ended June 30, 1996. Higher bank cash balances for a period of time account for the higher interest income.

     As a result of the factors discussed above, the net loss for the three months ended June 30, 1997 decreased to $878,897 or $0.11 per common share, from $993,685 or $0.16 per common share, for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

     The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past new theater openings have typically been financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. The Company lacks the ability to finance its current capital obligations through internally generated funds and is seeking additional capital. On June 24, 1997, the Company signed a non-binding letter of intent to sell $15 million of newly issued common stock to Rust Capital, Ltd. The letter of intent was subject to various conditions and approval by the Company's current shareholders. Upon completion of the transaction, Rust Capital, Ltd. would own no less than 51% of the Company's common stock on a fully diluted basis. With the additional $15 million, the Company would have enough funds to complete current capital obligations, pay off a portion of long-term debt, and have working capital sufficient to continue its expansion plans. On July
25 and July 29, 1997 the Company granted extensions to Rust Capital, Ltd. for continued due diligence and preparation of a definitive agreement. As of August 5, 1997, the letter of intent expired without further extension. However, the Company and Rust Capital, Ltd. continue actively to discuss a possible transaction, however, there can be no assurance that this transaction will be consummated. Failure of the Company to consummate this transaction would have a material adverse effect on the Company's business, results of operations and/or liquidity, and raises substantial doubt about the Company's ability to continue as a going concern.

On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. (PCI) in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan is for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and twenty-four months. As a result of the amended agreements PCI now supplies concessions to all of the current theaters in exchange for specified commissions which will result in a reduction in the profitability of concession sales by the Company.

The Company's current credit agreements with its bank contain certain financial covenants which the Company is required to meet. At June 30, 1997 the Company is not in compliance with certain covenants. The bank has agreed to forbear any adverse action pending the outcome of the proposed Rust Capital Ltd. transaction. If the Rust Capital Ltd. transaction is consummated by September 30, 1997, it is expected the bank will waive the related covenants. If the transaction is not consummated the Company will continue to be out of compliance with the bank credit agreements and there can be no assurance that the bank will not declare the credit agreement in default and require immediate payment of the outstanding balance. At June 30, 1997, the outstanding balance due was $1,265,717. The loan is secured by a trust deed on the Company's Chula Vista 6 Theater.

The Company also is in violation of certain covenants in several other financing agreements; these covenants prohibit the Company from incurring other indebtedness or further encumbering property, and/or require security interests to be of first priority. No event of default has been declared to date. The financiers could terminate equipment leases, accelerate loans, foreclose the Chula Vista 6 property and take other remedial actions. In such an event the Company would be unable to continue some or all of its operations, and its business, results of operations and/or liquidity would be materially and adversely affected. The Company is attempting to obtain waivers of these violations, although no assurance can be given that it will obtain any or all of these waivers.

The Company leases six theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At June 30, 1997, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $82,500,000. The Company has also signed lease agreements for three additional theater locations. The new leases will require expected minimum rental payments aggregating approximately $73,000,000 over the life of the leases. Accordingly, existing minimum lease commitments as of June 30, 1997 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $155,500,000.

During the three months ended June 30, 1997, the Company generated cash of $169,955 from operating activities, as compared to generating $510,663 in cash from operating activities for the three months ended June 30, 1996.

During the three months ended June 30, 1997, the Company used cash in investing activities of $2,083,228, as compared to $736,802 for the three months ended June 30, 1996. Purchases of equipment, deposits on equipment and construction of leasehold improvements account for the increase in use of cash in investing activities.

During the three months ended June 30, 1997, the Company provided net cash of $1,880,048 from financing activities, as compared to providing $909,886 for the three months ended June 30, 1996. The cash generated for the three months ended June 30, 1997 came primarily from a loan from Pacific Concessions Inc., partially offset by debt repayment.

The Company, at June 30, 1997, had a working capital deficit of $9,025,101.

The Company's plans for expansion are dependent upon its ability to raise capital through outside sources. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 40 additional screens at three locations. The capital requirements necessary for the Company to complete its development plans is estimated to be at least $10,750,000 in fiscal 1998. Included in these amounts are screens currently under construction in Tijuana, Mexico. Such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity or loan financing, during fiscal 1998. There can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition, results of operations and/or liquidity will be materially adversely affected. Moreover, the Company's estimate of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans. The Company used a substantial portion of its available cash to purchase the Chula Vista 6 in August 1995 but obtained mortgage financing in January 1996 for part of the purchase price of such complex. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters.

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

The Company is not current in its payments due to the contractor and subcontractors for improvements at one of its theaters. Failure to pay these parties within a reasonable period of time may result in these parties placing liens on the Company's theater which would likely have a material adverse effect on the Company's business, results of operations, and/or liquidity.

As of March 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $4,175,000 and $2,080,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income and expire in 2006 through 2012, while the California NOLs are available to offset future years taxable income and expire in 1998 through 2002. The utilization of these NOLs could be limited due to restrictions imposed under the Federal and state laws upon a change in ownership.

At June 30, 1997, the Company has total net deferred income tax assets in excess of $2,000,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

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

As a result of its operating losses, the Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company believes that negative consequences will result with its creditors if additional cash is not obtained in the very near future. The Company's failure to obtain sufficient additional financing within the requisite time frame could make it impossible for the Company to continue operations, force the Company to seek protection under Federal bankruptcy law, and/or affect the Company's listing on the Nasdaq Small Cap Market. The Company was informed by NASDAQ on August 5, 1997 that since the Company's Common Stock failed to maintain a closing bid price greater than or equal to $1.00 and the Company did not have capital and surplus of $2,000,000 or a public float market value of $1,000,000, the Company fails to maintain NASDAQ eligibility standards for listing on the Nasdaq SmallCap Market. NASDAQ has given the Company 90 days to regain its eligibility or otherwise provide a plan to NASDAQ of how the Company intends to achieve compliance. A delisting from the Nasdaq SmallCap Market could adversely affect the market for and price of the Company's securities.

The Company anticipates that it will need approximately $15,000,000 of additional financing during the next twelve months. This estimate, which is subject to change without notice, assumes that the Company is able to achieve its current revenue and expense projections for the second quarter of fiscal 1998 and succeeding quarters, without material variance. There can be no assurance, however, that these assumptions will prove correct or that changes affecting the Company's operating expenses, capital expenditures, business strategy, supplier credit arrangements, and other matters will not result in the expenditure of any available resources before the end of such twelve month period. Thereafter, the Company may require additional equity and/or debt financing from third party sources. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, or acquisitions or dispositions of businesses or assets and/or other factors.

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

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15, "Earnings Per Share." FAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying statements of operations.

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. "130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

     Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. "131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

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

HISTORY OF LOSSES; DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN. The Company was founded in April 1989. Operations began with the completion of construction of the Company's first theater in November 1991. The Company has had significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $638,585 in the fiscal years ended March 31, 1997, and 1996, and net losses of $878,897 and $993,685 in the quarters ended June 30, 1997 and 1996, respectively. The Company's independent certified public accountants have highlighted the uncertainty related to substantial doubt about the Company's ability to continue as a going concern in their independent auditors' report on the Company's consolidated financial statements for the years ended March 31, 1997 and 1996. The Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company's failure to obtain sufficient additional financing within the requisite time frame could make it impossible for the Company to continue operations, force the Company to seek protection under federal bankruptcy law, and/or affect the Company's listing on the Nasdaq SmallCap Market.

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

POTENTIAL DILUTION. The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments were convertible into common stock of the Company at a conversion price that was significantly lower than the price at which the Company's common stock was trading. The Company believes that because of its history of operating losses, limited equity, and rapid growth plans, it has limited options in acquiring the additional debt and/or equity. The Company believes that any equity financing would likely result in substantial dilution of current shareholders. The Company has entered into a letter of intent for $15 million of equity financing that will, if completed, result in significant dilution of current shareholders.

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

DEPENDENCE ON CONCESSION SALES. Concession sales accounted for 29.9% and 28.2% of the Company's total revenues in the quarter ended June 30, 1997 and 1996, respectively. Therefore, the financial success of the Company depends, to a significant extent, on its ability to successfully generate concession sales in the future. The Company currently depends upon Pacific Concessions, Inc. ("Pacific Concessions"), a creditor of the Company, to operate and supply the lobby concession stands located in all of the Company's theaters. The Company's long-term concession agreements with Pacific Concessions may be terminated by the Company prior to the expiration of their respective terms only upon payment of a substantial early termination fee.

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

CONTROL OF THE COMPANY. At June 30, 1997 the current officers and directors of the Company own approximately 27.3% of the Common Stock (17.1% assuming exercise in full of the redeemable warrants). As a result, these individuals are in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors. Certain officers and directors in the past have obtained loans secured by their shareholdings and the sale of shares from margin calls may from time to time have adversely affected, and may in the future adversely affect, the market price of the Company's securities.

DEPENDENCE ON MANAGEMENT. The Company is significantly dependent upon the continued availability of John Ellison, Jr., Alan Grossberg and Jerry Willits, its President and Chief Executive Officer, Senior Vice President and Chief Operating Officer, and Vice President, respectively. The loss or unavailability of any one of these officers to the Company for an extended period of time could have a material adverse effect on the Company's business operations and prospects. To the extent that the services of these officers are unavailable to the Company for any reason, the Company will be required to procure other personnel to manage and operate the Company and develop its theaters. There can be no assurance that the Company will be able to locate or employ such qualified personnel on acceptable terms. In December 1996, the Company amended the five-year employment agreements with each of Messr. Ellison, Grossberg and Willits. The amendments provide for each employment agreement to expire in December 2001. The Company maintains "key man" life insurance in the amount of $1,250,000 on the lives of each of John Ellison, Jr., Alan Grossberg and Russell Seheult (the Chairman of the Company's Board of Directors), with respect to which the Company is the sole beneficiary. The Company's anticipated equity financing transaction with Rust Capital, Ltd. could result in a significant change in the management of the Company.

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

NO ASSURANCE OF CONTINUED NASDAQ INCLUSION; RISK OF LOW-PRICED SECURITIES. In order to qualify for continued listing on NASDAQ, a company, among other things, must have $1,000,000 in total assets, $2,000,000 in capital and surplus and a minimum bid price of $1.00 per share. From time to time the minimum bid price has been below $1.00 per share. If the Company is unable to satisfy the maintenance requirements for quotation on NASDAQ, of which there can be no assurance, it is anticipated that the Company's Common Stock, Redeemable Warrants and Class B Redeemable Warrants (collectively, the "Securities") would be quoted in the over-the-counter market National Quotation Bureau ("NQB") "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market price of, the Securities, which may materially adversely affect the liquidity of the market for the Securities. In addition, if the Securities are delisted from NASDAQ, they might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission (the "Commission") relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

Although the Company believes that the Securities are not defined as a penny stock due to their continued listing on NASDAQ, in the event the Securities subsequently become characterized as a penny stock, the market liquidity for the Securities could be severely affected. In such an event, the regulations relating to penny stocks could limit the ability of broker-dealers to sell the Securities.

The Company was informed by NASDAQ on August 5, 1997 that since the Common Stock failed to maintain a closing bid price greater than or equal to $1.00 and the Company did not have capital and surplus of $2,000,000 or a public float market value of $1,000,000, the Company fails to maintain NASDAQ eligibility standards for listing on the Nasdaq SmallCap Market. NASDAQ has given the Company 90 days to regain its eligibility or otherwise provide a plan to NASDAQ of how the Company intends to achieve compliance. A delisting from the Nasdaq SmallCap Market could adversely affect the market for and price of the Company's securities.

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

  CAUTIONARY STATEMENT

This 10-QSB contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, and business of the Company and its subsidiary (collectively, unless the context otherwise requires). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the 10-QSB and 10-KSB, respectively. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.


                       PART II -- OTHER INFORMATION

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

   The Company is currently in material default under two of its existing financing arrangements, each of which prohibit the Company from incurring additional indebtedness or granting additional security interests in its assets without the prior consent of the applicable lender. As a result of these prohibitions, the Company is currently in default under its Business Loan Agreement with and related Promissory Notes (collectively, the "FNB Loans") issued in favor of First National Bank ("FNB") as the result of borrowing additional monies and granting additional security interests pursuant to one of its existing Loan Agreements with Pacific Concessions, Inc. ("PCI") after the date of the FNB Loans. Similarly, the Company is currently in default under each of its existing Loan Agreements, as amended, with PCI (the "PCI Loan Agreements") as a result of the making of the FNB Loans and the granting of security interests in favor of FNB. As of June 30, 1997, the outstanding principal balance of the FNB Loans was $1,285,714 and the outstanding aggregate principal balance owed to PCI under the PCI Loan Agreements was $2,750,914

     The Company has not defaulted in the payment of principal, interest or any other obligation under any of the FNB Loans or under either of the PCI Loan Agreements, and neither FNB nor PCI has declared any event of default or attempted to accelerate the due date of any payment obligation of the Company thereunder.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27   Financial Data Schedule

          (b) Reports on Form 8-K

     The Company filed one Report on Form 8-K during the quarter ended June 30, 1997. It was filed on June 24, 1997. The Report on Form 8-K reported the Letter of Intent with Rust Capital Ltd.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1997

                                   CinemaStar Luxury Theaters, Inc.



                                   By: /s/  JOHN ELLISON, JR.
                                       -------------------------------------
                                       John Ellison, Jr.
                                       President and Chief Executive Officer
                                       (principal executive officer)

                                   By: /s/  ALAN GROSSBERG
                                       --------------------------------------
                                       Executive Vice President and Chief
                                       Financial Officer (principal
                                       financial officer and principal
                                       accounting officer)

                              EXHIBIT INDEX

                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER         DESCRIPTION                                          PAGE
-------        -----------                                      ------------
  27           Financial Data Schedule