Form 10QSB
period 1997-09-30
CINEMASTAR LUXURY THEATERS INC
filed 1997-11-14
CIK 931085

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

               For the Quarterly period ended September 30, 1997


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition

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

                   YES  [  X  ]            NO  [     ]

Common stock, no par value: 8,019,182 shares outstanding as of November 14, 1997.

Transitional Small Business Disclosure Format. (check one):

YES
    -----
NO    X

                       CINEMASTAR LUXURY THEATERS, INC.

                              TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.  Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 1997      3

         Condensed Consolidated Statements of Operations for the three
         and six months ended September  30, 1997 and 1996                  4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended September 30, 1997 and 1996                       5

         Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial Condition     7-24
         and Results of Operations.

PART II. Other Information

Item 3.  Default of Senior Securities                                      24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

         Signatures                                                        25

PART I. Financial Information
ITEM 1. Financial Statements

                       CinemaStar Luxury Theaters, Inc.
                              and Subsidiaries
                     Condensed Consolidated Balance Sheet

                                  (Unaudited)

                                                          September 30, 1997
                                                          ------------------
ASSETS
CURRENT ASSETS
Cash                                                        $   1,067,822
Commissions and other receivables                                 193,080
Prepaid expenses                                                  226,517
Other current assets                                              597,808
                                                            -------------
Total current assets                                            2,085,227

Property and equipment, net                                    13,572,913
Preopening costs, net                                               4,494
Deposits and other assets                                         606,685
                                                            -------------

TOTAL ASSETS                                                $  16,269,319
                                                            -------------
                                                            -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease
obligations                                                 $   8,508,785
Accounts payable                                                2,632,560
Accrued expenses                                                  281,887
Deferred revenue                                                  133,638
Advances from stockholders                                         94,863
                                                            -------------
Total current liabilities                                      11,651,733
Long-term debt and capital lease obligations, net of
 current portion                                                  220,683
Deferred rent liability                                         2,731,575
                                                            -------------
TOTAL LIABILITIES                                              14,603,991
                                                            -------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 100,000 shares
 authorized; Series A redeemable preferred
 stock, no par value, 25,000 shares designated;
 no shares issued or outstanding                                        0
Common stock, no par value; 15,000,000 shares
 authorized; 8,019,182  shares issued and outstanding           9,474,618

Additional paid-in capital                                      3,759,027
Accumulated deficit                                           (11,568,317)
                                                            -------------

TOTAL STOCKHOLDERS' EQUITY                                      1,665,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  16,269,319
                                                            -------------
                                                            -------------


     See accompanying notes to condensed consolidated financial statements

                           CinemaStar Luxury Theaters, Inc. and Subsidiaries
                            Condensed Consolidated Statements of Operations
                                              (Unaudited)

                                        Three Months Ended September 30   Six Months Ended September 30
                                        -------------------------------   -----------------------------
                                               1997           1996            1997           1996
                                           -----------    -----------      -----------   -----------
REVENUES
Admissions                                 $ 4,676,618    $ 3,493,385      $ 8,591,676   $ 6,456,914
Concessions                                  2,069,989      1,453,061        3,788,995     2,655,983
Other operating revenues                       139,347        100,502          258,016       194,454
                                           -----------    -----------      -----------   -----------

TOTAL REVENUES                               6,885,954      5,046,948       12,638,687     9,307,351
                                           -----------    -----------      -----------   -----------

Costs and expenses:
Film rental and booking costs                2,688,093      1,963,790        4,936,617     3,567,519
Cost of concession supplies                    742,578        482,909        1,335,772       841,893
Theater operating expenses                   2,682,543      1,702,860        4,963,109     3,109,202
General & administrative expense               911,680        687,799        1,786,112     1,221,606
Depreciation & amortization                    531,757        331,428          986,355       557,069
                                           -----------    -----------      -----------   -----------

TOTAL COSTS AND EXPENSES                     7,556,651      5,168,786       14,007,965     9,297,289
                                           -----------    -----------      -----------   -----------

OPERATING INCOME (LOSS)                       (670,697)      (121,838)      (1,369,278)       10,062
                                           -----------    -----------      -----------   -----------

OTHER INCOME (EXPENSE)
Interest Income                                  2,929         12,514            9,482        15,158
Interest Expense                              (288,779)      (152,204)        (475,648)     (302,865)
Non-cash interest expense
 related to convertible debentures                   -     (1,071,429)               -    (2,048,997)
                                           -----------    -----------      -----------   -----------

TOTAL OTHER (EXPENSE)                         (285,850)    (1,211,119)        (466,166)   (2,336,704)
                                           -----------    -----------      -----------   -----------

LOSS BEFORE PROVISION FOR INCOME TAXES        (956,547)    (1,332,957)      (1,835,444)   (2,326,642)
PROVISION FOR INCOME TAXES                      (1,600)        (1,600)          (1,600)       (1,600)
                                           -----------    -----------      -----------   -----------

NET LOSS                                      (958,147)    (1,334,557)      (1,837,044)   (2,328,242)
                                           -----------    -----------      -----------   -----------
                                           -----------    -----------      -----------   -----------

NET LOSS PER COMMON SHARE                        (0.12)         (0.21)           (0.23)        (0.37)
                                           -----------    -----------      -----------   -----------
                                           -----------    -----------      -----------   -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND SHARE EQUIVALENTS OUTSTANDING           7,993,633      6,441,512        7,891,902     6,348,514
                                           -----------    -----------      -----------   -----------
                                           -----------    -----------      -----------   -----------

     See accompanying notes to condensed consolidated financial statements

                                 Cash Flow 10Q

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months Ended September 30,
                                                         1997          1996
Cash flows from operating activities:
Net loss                                           $  (1,837,044) $(2,328,242)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization                            986,355      557,069
Deferred rent liability                                  445,229      413,031
Non-cash interest expense                                107,000    2,048,997
Increase (decrease) from changes in:
  Commission and other receivables                      (162,399)     (40,760)
  Prepaid expenses and other current assets              141,622     (271,131)
  Accounts payable                                       (97,250)     578,022
  Accrued expenses and other liabilities                 (28,796)    (240,048)
  Deposits and other assets                                  -        (63,705)
  Preopening costs                                       105,852      (97,014)
                                                   -------------   ----------
Cash provided by (used in) operating activities         (339,431)     556,219
                                                   -------------   ----------

Cash flows from investing activities:

Purchases of property and equipment                   (3,629,422)  (3,448,531)
Refundable construction deposit                              -        600,000
                                                   -------------   ----------
Cash used in investing activities                     (3,629,422)  (2,848,531)
                                                   -------------   ----------

Cash flows from financing activities:
Principal payments on long term debt and capital        (898,394)    (321,899)
  lease obligations
Proceeds from issuance of long term debt               5,500,000      500,000
Proceeds from issuance of convertible debentures             -      3,000,000
Advances from stockholders-net                            67,863       60,000
Repayment of advances from stockholder                       -       (320,000)
Payment of debt issuance costs                          (234,440)    (474,813)
                                                   -------------   ----------
Cash provided by financing activities                  4,443,029    2,443,288
                                                   -------------   ----------

Net increase in cash                                     466,176      150,976
Cash, beginning of period                                601,646      458,550
                                                   -------------   ----------
Cash, end of period                                $   1,067,822   $  609,526
                                                   -------------   ----------
                                                   -------------   ----------

                     CINEMASTAR LUXURY THEATERS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                               (UNAUDITED)

NOTE 1

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1997, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

NOTE 2

On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. (PCI) in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan is for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and twenty-four months. In connection with this financing transaction PCI received warrants to purchase 150,000 shares of common stock. As a result of the amended agreements PCI now supplies concessions to all of the current theaters in exchange for specified commissions. On August 29, 1997 an additional $500,000 was borrowed from PCI as a short term loan and was paid back with interest on September 24, 1997. In respect to this loan PCI was issued warrants to purchase 400,000 shares of stock.

NOTE 3

On September 23, 1997 the Company signed a definitive agreement for CinemaStar Acquisition Partners, L.L.C. ("CAP') to acquire a majority equity interest in the Company through a $15 Million purchase of newly issued shares of the Company's common stock, and concurrent with the signing of the Stock Purchase Agreement, the Company received a $3 million Bridge Loan from an affiliate of CAP to complete existing projects and to pay off certain indebtedness. The bridge loan is convertible into three million shares of common stock of the Company at $1.00 per share. In connection with the bridge loan, the Company issued to Reel Partners, L.L.C. warrants to purchase 4,500,000 shares of Common Stock at an exercise price of $0.848202. 1,500,000 of such warrants will be canceled in the event that the equity financing transaction with CAP is completed. The Company issued a Convertible Secured Promissory Note evidencing the bridge loan and the bridge loan is secured by a security interest in the Company's assets at the Mission Grove 14 theater complex and the Mission Marketplace 13 theater complex as well as the Company's grant of leasehold deeds of trust with respect to the leases of these two theater complexes.

In connection with the signing of the definitive agreement CAP received a warrant to purchase 1,000,000 shares of common stock at the same conversion price. At closing of the equity financing transaction CAP will receive a warrant to purchase 1,630,624 shares of common stock at an exercise price of the lessor of $0.848202 or the average closing price of the Company's common stock for the five trading days prior to the date of closing.

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

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

NOTE 5

Certain reclassifications have been made to the September 30, 1996 financial statements to conform to the September, 1997 presentation.

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

At September 30, 1996 the company was comprised of six theater locations with a total of 54 screens. During the twelve months ended September 30, 1997, the company added in November 1996 one location with an additional 10 screens and added in July 1997 an additional five screens to another location. Thus at September 30, 1997 the Company is comprised of 7 locations and 69 screens. This addition during the past twelve months resulted in an increase in revenues and expenses for the three and six months ended September 30, 1997 compared to September 30, 1996.

Three months ended September 30, 1997 compared to three months ended September 30, 1996.

Total revenues for the three months ended September 30, 1997 increased 36.4% to $6,885,954 from $5,046,948 for the three months ended September 30, 1996. The increase consisted of a $1,183,233, or 33.9%, increase in admission revenues and a $655,773, or 42.2%, increase in concession revenues and other operating revenues. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters and screens and, to a lesser extent, an increase in revenues at certain theaters in existence for both 1996 and 1997, due to greater attendance.

Film rental and booking costs for the three months ended September 30, 1997 increased 36.9% to $2,688,093 from $ 1,963,790 for the three months ended September 30, 1996. The increase was due to the greater revenue generated from more screens and additional revenue at the existing theaters.

Cost of concession supplies for the three months ended September 30, 1997 increased 53.7% to $ 742,271 from $482,909 for the three months ended September 30, 1996. The dollar increase was due to increased concession costs associated with increased concession revenues and was also the result of an amendment to the concession agreement with the Company's primary concession vendor resulting in higher concession costs.

Theater operating expenses for the three months ended September 30, 1997 increased 57.5% to $2,682,199 from $1,702,860 for the three months ended September 30, 1996. The dollar increase in theater operating costs was primarily due to the increased costs attributable to the addition of new theaters. Costs also increased due to the increase in minimum wages. As a percentage of total revenues, theater operating expenses increased to 39.0% from 33.7% during the applicable periods.

General and administrative expenses for the three months ended September 30, 1997 increased 32.6% to $911,680 from $687,799 for the three months ended September 30, 1996. The increase was primarily due to costs associated with expansion in Mexico, costs incurred for consulting fees related to expansion and financing plans and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative expenses decreased to 13.2% from 13.6% during the three months ended September 30, 1997.

Depreciation and amortization for the three months ended September 30, 1997 increased 60.4% to $531,757 from 331,428 for the three months ended September 30, 1996. The increase was primarily the result of depreciation on additional equipment associated with the opening of the new theaters and the amortization of preopening costs during the three months ended September 30, 1997.

Interest expense for the three months ended September 30, 1997 increased to $288,779 from $152,204 for the three months ended September 30, 1996. This increase was primarily due to the increased debt incurred by the Company in its expansion and borrowing of funds for working capital.

Non-cash interest expense of $1,071,429 for the three months ended September 30, 1996 result from issuing debentures which were convertible at a discount from the market price of the common stock. The non-cash interest recorded on the convertible debentures was amortized over the periods which the debentures first became convertible and had no effect on stockholders' equity and operating income.

Interest income for the three months ended September 30, 1996 decreased to $2,929 from $12,514 for the three months ended September 30, 1996. This decrease is attributable to lower cash balances as the Company used its funds for expansion and working capital.

As a result of the factors discussed above, the net loss for the three months ended September 30, 1997 was $958,147 or $ .12 per common share, compared to a net loss of $1,334,557, or $.21 per common share, for the three months ended September 30, 1996.

Six months ended September 30, 1997 compared to six months ended September 30, 1996.

Total revenues for the six months ended September 30, 1997 increased 35.8% to $12,638,687 from $9,307,351 for the six months ended September 30, 1996. The increase consisted of a 2,134,762, or 33.1%, increase in admission revenues and a $1,196,574, or 41.9%, increase in concession and other operating revenues. The admission revenue and concession and other operating revenue increase was due to both the increase in the number of theaters and screens and an increase in attendance.

Film rental and booking costs for the six months ended September 30, 1997 increased 38.4% to $4,936,617 from $3,567,519 for the six months ended September 30, 1996. The increase was due to higher film rental and booking costs paid on increased admission revenues, resulting from the addition of new theaters and increased attendance at existing theaters.

Cost of concession supplies for the six months ended September 30, 1997 increased 58.7% to $1,335,772 from $841,893 for the six months ended September 30, 1996. The dollar increase was due to increased concession costs associated with higher concession revenues as well as a change in concession agreeements with one of the Company's primary concession vendors resulting in higher concesson costs. As a percentage of concession revenues, concession costs for the six months ended September 30, 1997 and September 30, 1996 increased to 35.3% from 31.7%. The increase was primarily due to the higher concession costs associated with an amendment to the concession agreement with the Company's primary concession vendor.

Theater operating expenses for the six months ended September 30, 1997 increased 59.6% to $4,963,109 from $3,109,202 for the six months ended September 30, 1996. As a percentage of total revenues, theater operating expenses increased to 39.3% from 33.4%. The dollar increase was primarily attributable to the operating costs associated with the new theaters. Costs also increased due to the increase in minimum wage.

General and administrative expenses for the six months ended September 30, 1997 increased 46.2% to $1,786,112 from $1,221,606 for the six months ended September 30, 1996. The increase was primarily due to costs associated with expansion in Mexico, costs incurred for consulting fees related to expansion and financing plans and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative costs increased to 13.9% from 13.1% during the period.

Depreciation and amortization for the six months ended September 30, 1997 increased 77.1% to 986,355 from $557,069 for the six months ended September 30, 1996. The increase was primarily the result of depreciation on additional equipment associated with the opening of the new theaters.

Interest expense for the six months ended September 30, 1997 increased to $475,648 from $302,865 for the six months ended September 30, 1996. This increase is primarily attributable to the increased debt incurred by the Company for its expansion and working capital.

Non-cash interest expense of $2,048,997 for the six months ended September 30, 1996 result from issuing debentures which were convertible at a discount from the market price of the common stock. The non-cash interest recorded on the convertible debentures was amortized over the periods which the debentures first became convertible and had no effect on stockholders' equity and operating income.

Interest income for the six months ended September 30, 1997 decreased to $9,482 from $15,158 for the six months ended September 30, 1996. This decrease is attributable to lower interest earning balances as the Company used funds for expansion and working capital.

As a result of the factors discussed above, the net loss for the six months ended September 30, 1997 decreased to $1,837,044, or $ .23 per common share, from $2,328,242, or $.37 per common share, for the six months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past new theater openings have typically been financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. The Company lacks the ability to finance its current capital obligations through internally generated funds and is seeking additional capital. On June 24, 1997, the Company signed a non-binding letter of intent to sell $15 million of newly issued common stock to Rust Capital, Ltd. The letter of intent was subject to various conditions and approval by the Company's current shareholders. Upon completion of the transaction, Rust Capital, Ltd. would own no less than 51% of the Company's common stock on a fully diluted basis. With the additional $15 million, the Company would have enough funds to complete current capital obligations, pay off a portion of long-term debt, and have working capital sufficient to continue its expansion plans. On July 25 and July 29, 1997 the Company granted extensions to Rust Capital, Ltd. for continued due diligence and preparation of a definitive agreement. As of August 5, 1997, the letter of intent expired without further extension. However, the Company and Rust Capital, Ltd. continued actively to discuss a possible transaction and on September 23, 1997 the continued discussions resulted in the signing of a definitive agreement for CinemaStar Acquisition Partners, L.L.C. ("CAP") an affiliate of Rust Capital, Ltd., to acquire a majority equity interest in the Company through a $15 million purchase of newly issued shares of the Company's common stock. Concurrently with the signing of the Stock Purchase Agreement, the Company received a $3 million Bridge Loan from Reel Partners, L.L.C., an affiliate of CAP, to complete existing projects and to pay off certain indebtedness.

Pursuant to the Stock Purchase Agreement, CAP will purchase 17,684,464 shares of common stock for a purchase price of $0.848202 per share. CAP will also receive at closing warrants to purchase 1,630,624 shares of common stock at an exercise price equal to $0.848202 per share, or the previous five day trading price of the Company's common stock.

Upon execution of the Stock Purchase Agreement, CAP received an additional warrant to purchase one million shares of common stock at an exercise price of the lower of $0.848202.

Pursuant to the terms Stock Purchase Agreement, the Company may be obligated to issue additional shares of common stock to CAP with respect to certain expenses, liabilities and operating losses of the Company arising or disclosed after August 31, 1997 or arising prior to August 31, 1997 and not disclosed or quantified before August 31, 1997.

The Company's board of directors will be reconstituted to reflect the majority interest of CAP.

Completion of the transaction is subject to a number of conditions including the continued listing of the Company's Common Stock on the Nasdaq SmallCap Market, as well as shareholder approval of an amendment to the Company's Articles of Incorporation. A special shareholder meeting has been scheduled for this purpose.

Failure of the Company to consummate this transaction would have a material adverse effect on the Company's business, results of operations, and/or liquidity, and raises substantial doubt about the Company's ability to continue as a going concern.

In the event that the closing of the equity financing transaction with CAP does not occur for reasons other than as a result of a breach of the Stock Purchase Agreement by CAP or Reel Partners, L.L.C., the Company will be required to pay a termination fee (the "Break Fee") equal to $600,000. In the event that (i) the Stock Purchase Agreement is terminated prior to closing as a result of the Company's breach of the non-solicitation provisions of the Stock Purchase Agreement or (ii) prior to September 23, 1998, the Company consummates a merger, consolidation, sale of assets, sale of capital stock, financing transaction (other than financing in the ordinary course of business, consistent with past practices, not to exceed $100,000 in the aggregate and not involving securities convertible into capital stock of the Company), or any similar transaction, arising out of any proposal received during the non-solicitation period, then the Break Fee shall equal $800,000.

Pursuant to the terms of an Agreement, dated September 15, 1996 and amended May 15, 1997 and further amended as of October 24, 1997, between the Company and The Watley Group, LLC ("Watley"), upon a closing of the pending equity financing, Watley will receive a cash fee equal to $962,250. In addition, Watley shall purchase for cash at closing, for a purchase price of $0.12 per warrant, warrants to purchase 10% of the total number of shares issued to CAP at such closing at an exercise price per share equal to $0.848202. Assuming that there are no adjustments to the number of shares issued to CAP, Watley would purchase at closing warrants to purchase 1,768,446 shares of Common Stock. The terms and conditions of the warrant to be purchased by and issued to Watley will be substantially identical to those contained in the warrants granted to CAP at closing. The Company has been informed that Watley has agreed to pay $150,000 of its cash fee to CAP or other members of the investor group to reimburse such members for legal expenses and other costs incurred in connection with the negotiation and closing of the financing transactions. In addition, the Company has been informed that all but 750,000 of the warrants to be issued to Watley at closing will be transferred by Watley as directed by CAP.

Concurrent with the signing of the Stock Purchase Agreement the Company received a $3 million bridge loan from Reel Partners, L.L.C., an affiliate of CAP, to complete existing projects and to pay off certain indebtedness. The bridge loan is convertible into three million shares of common stock of the Company at $1.00 per share. In connection with the bridge loan, the Company issued to Reel Partners, L.L.C. warrants to purchase 4,500,000 shares of Common Stock at an exercise price of $0.848202. 1,500,000 of such warrants will be canceled in the event that the equity financing transaction with CAP is completed. The Company issued a Convertible Secured Promissory Note evidencing the bridge loan and the bridge loan is secured by a security interest in the Company's assets at the Mission Grove 14 theater complex and the Mission Marketplace 13 theater complex as well as the Company's grant of leasehold deeds of trust with respect to the leases of these two theater complexes.

On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. (PCI) in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan is for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and twenty-four months. As a result of the amended agreements PCI now supplies concessions to all of the current theaters in exchange for specified commissions which will result in a reduction in the profitability of concession sales by the Company. On August 29, 1997 the Company borrowed an additional $500,000 to be used for working capital and the loan was repaid with interest on September 24, 1997.

The Company's current credit agreements with its bank contain certain financial covenants which the Company is required to meet. At September 30, 1997 the Company was not in compliance with certain covenants. The bank has agreed to forbear any adverse action through December 31, 1997 pending the outcome of the proposed CAP transaction. If the CAP transaction is consummated by December 31, 1997, it is expected the bank will waive the related covenants. If the transaction is not consummated the Company will continue to be out of compliance with the bank credit agreements and there can be no assurance that the bank will not declare the credit agreement in default and require immediate payment of the outstanding balance. At September 30, 1997, the outstanding balance due was $1,232,150.

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

The Company leases six theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At September 30, 1997, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $75,400,000. The Company has also signed lease agreements for two additional theater locations. The Company had signed a third lease with the City of San Marcos. The Company had determined that it will not oppose the City of San Marcos' termination of the ground lease entered into in June 1996. It is not anticipated that there will be any material expense associated with the termination of this lease. The two leases will require expected minimum rental payments aggregating approximately $50,000,000 over the life of the leases. Accordingly, existing minimum lease commitments as of September 30, 1997 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $125,400,000.

During the six months ended September 30, 1997, the Company used cash of $449,778 from operating activities, as compared to generating $556,219 cash from operating activities for the six months ended September 30, 1996.

During the six months ended September 30, 1997, the Company used cash in investing activities of $3,753,515, as compared to $2,848,531 for the six months ended September 30, 1996. Purchases of equipment, deposits on equipment and construction of leasehold improvements account for the increase in use of cash in investing activities.

During the six months ended September 30, 1997, the Company provided net cash of $4,669,469 from financing activities, as compared to providing $2,443,288 for the six months ended September 30, 1996. The cash generated for the six months ended September 30, 1997 came primarily from loans from Pacific Concessions Inc., and Reel Partners, L.L.C. partially offset by debt repayment.

The Company, at September 30, 1997, had a working capital deficit of $9,566,506.

The Company's plans for expansion are dependent upon its ability to raise capital through outside sources. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 30 additional screens at two locations. Regarding the one location, the Company has completed and will open a 10 screen theater in Tijuana, Mexico on November 15, 1997. The Company has paid for the equipment at this theater and its subsidiary, CinemaStar Luxury Theaters, S.A. de C.V. will either purchase or lease this equipment from the Company. Pursuant to terms of the operating lease for the premises, CinemaStar Luxury Theaters, S.A. de C.V. was to obtain a Fianza or bond to secure the payment of rent. Such bond was not able to be obtained and the landlord, Inmobiliaria Lumar S.A. de C. V., ("Lumar"), has agreed to accept a pledge of certain of the theater equipment as collateral to satisfy the lease requirement. This pledge of collateral will be done through a Trust Agreement with the bank designated by Lumar. The Company is presently in the process of fulfiling the requirements of Lumar.

Regarding the second location, the Company on December 20, 1996 entered into a long-term lease for the development of a 20 screen theater in San Bernardino, California. The estimated cost to equip this theater is between $2,000,000 and $2,500,000. On November 7, 1997, MDA Associates, the Landlord, filed an action for Unlawful Detainer which sought to remove the Company as Tenant. This action was filed because the Landlord believed the Company has not satisfied certain financial conditions under the Lease. The Company is filing an answer to the action. The Landlord has indicated that the suit will be dismissed if sufficient financing can be obtained in early December, 1997.

In order to meet its obligations under the San Bernardino lease, the Company will need to raise substantial amounts of new financing, in the form of additional equity or loan financing, during fiscal 1998. The Company believes the proceeds from the closing of the equity financing transaction with CAP would be sufficient to enable the Company to meet its obligations under the San Bernardino lease. However, there can be no assurance that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition, results of operations and/or liquidity will be materially adversely affected. Moreover, the Company's estimate of its cash requirements to develop and operate such theaters and service any debts incurred in connection with the development of such theaters are based upon certain assumptions, including certain assumptions as to the Company's revenues, earnings and other factors, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on the Company and its expansion and development plans. The Company used a substantial portion of its available cash to purchase the Chula Vista 6 in August 1995 but obtained mortgage financing in January 1996 for part of the purchase price of such complex. If the Company is not successful in obtaining loans or equity financing for future developments, it is unlikely that the Company will have sufficient cash to open additional theaters.

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

At September 30, 1997, the Company has total net deferred income tax assets in excess of $2,000,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

Because of the Company's present financial condition, normal sources of external financing may not be available to the Company in the future, including additional private placements of convertible debentures. The Company has identified potential sources of financing other than CAP., however if the CAP financing is not consummated there can be no assurance that the other potential sources will consummate any proposed financing and therefore it is uncertain whether any additional financing will be available to the Company in the future.

As a result of its operating losses, the Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company believes that negative consequences will result with its creditors if additional cash is not obtained in the very near future. The Company's failure to obtain sufficient additional financing within the requisite time frame could make it impossible for the Company to continue operations, force the Company to seek protection under Federal bankruptcy law, and/or result in a delisting of the Company's securities on the Nasdaq SmallCap Market. On November 7, 1979, the Company received notice that The Nasdaq Stock Market, Inc. had decided to delist the Company's securities from trading on the Nasdaq SmallCap Market due to a failure of the Company to meet applicable listing standards and the Company's failure to demonstrate an adequate plan of compliance with such listing standards in the future. On November 12, 1997, the Company appealed such decision and has been informed that its securities will continue to trade on the Nasdaq SmallCap Market until such appeal has been resolved. See "Risk Factors -- No Assurance of Continued Nasdaq Inclusion; Risk to Low Priced Securities" below.

If the equity financing transaction with CAP is completed, the Company anticipates that it will not need additional financing during the next twelve months. If the equity financing transaction with CAP is not completed the Company anticipates it will need approximately $6,500,000 of additional financing during the next twelve months. This estimate is based on a number of assumptions, including the assumption that the Company is able to achieve its current revenue and expense projections for the third quarter of fiscal 1998 and succeeding quarters, without material variance. There can be no assurance, however, that these assumptions will prove correct or that changes affecting the Company's operating expenses, capital expenditures, business strategy, supplier credit arrangements, and other matters will not result in the expenditure of any available resources before the end of such twelve month period. Thereafter, the Company may require additional equity and/or debt financing from third party sources. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, or acquisitions or dispositions of businesses or assets and/or other factors.

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

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

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

HISTORY OF LOSSES; DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN. The Company was founded in April 1989. Operations began with the completion of construction of the Company's first theater in November 1991. The Company has had significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $638,585 in the fiscal years ended March 31, 1997, and 1996, and net losses of $878,897 and $993,685 in the six months ended September 30, 1997 and 1996, respectively. The Company's independent certified public accountants have highlighted the uncertainty related to substantial doubt about the Company's ability to continue as a going concern in their independent auditors' report on the Company's consolidated financial statements for the years ended March 31, 1997 and 1996. The Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company's failure to complete the pending financing transaction with CAP or any other failure by the Company to obtain sufficient additional financing within the requisite time frame could make it impossible for the Company to continue operations, force the Company to seek protection under federal bankruptcy law, and/or affect the Company's listing on the Nasdaq SmallCap Market.

NEED FOR ADDITIONAL FINANCING; USE OF CASH. The Company has had aggressive expansion plans. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 30 additional screens at two locations during fiscal 1998. The capital requirements necessary for the Company to complete its development plans is estimated to be between $2,000,000 and $2,500,000 which would be satisfied in the event that the CAP financing transaction is completed. In the event that the CAP financing transaction is not completed, such developments will require the Company to raise substantial amounts of new financing, in the form of additional equity investments or loan financing, during fiscal 1998. There can be no assurance that the CAP financing transaction can be completed or that the Company will be able to obtain such additional financing on terms that are acceptable to the Company and at the time required by the Company, or at all. If the Company is unable to obtain such additional equity or loan financing, the Company's financial condition, results of operations, and/or liquidity will be materially and adversely affected.

NO ASSURANCE OF CONTINUED NASDAQ INCLUSION; RISK OF LOW-PRICED SECURITIES. In connection with the signing of the definitive agreement CAP received a warrant to purchase 1,000,000 shares of common stock at the same conversion price. At closing of the equity financing transaction CAP will receive a warrant to purchase 1,630,624 shares of common stock at an exercise price of the lessor of $0.848202 or the average closing price of the Company's common stock for the five trading days prior to the date of closing.

On August 5, 1997, the Company received notice from The Nasdaq Stock Market, Inc. ("Nasdaq") stating that unless (i) the Company's capital surplus equaled $2,000,000 or more and the market value of the public float of the Company's Common Stock equaled $1,000,000 or more for ten consecutive trading days, or
(ii) the bid price of the Company's Common Stock exceeded $1.00 for a period of ten consecutive trading days, prior to November 5, 1997, and, if such tests are not met prior to such date, the Company is unable to submit (prior to November 5, 1997) a proposal for achieving compliance acceptable to Nasdaq, the Company's securities would be delisted from trading on the Nasdaq SmallCap Market. Subsequent to receipt of such letter, the Company submitted information to Nasdaq regarding the Financing Proposal and expressed the Company's belief that the closing of the Equity Financing would enable the Company to meet the Nasdaq SmallCap Market continued listing requirements.

On November 7, 1997, the Company received notice that Nasdaq had not accepted the Company's plan of compliance with the Nasdaq SmallCap Market listing requirements due primarily to the fact that there could be no assurance that the Equity Financing would occur and that no alternative plan of compliance was offered by the Company. In addition, Nasdaq indicated that its determination that the Company had failed to demonstrate compliance with the continued listing requirements of The Nasdaq SmallCap Market on a short or long-term basis was based, in part, upon Nasdaq's belief that the Company's long-term capital needs were in excess of the funds raised as a result of the Equity Financing, its limited working capital and history of losses, as well as its failure to comply with the covenants in its bank credit lines.

On November 11, 1997, the Company submitted an appeal of the decision of Nasdaq and was informed that, pending resolution of the appeal, the Company's securities would continue to be listed on the Nasdaq SmallCap Market. As of November 14, 1997, the Company had not been notified of the date of the appeal hearing. However, based on conversation with representatives of Nasdaq, the Company believes that the appeal hearing will be scheduled for mid-December 1997.

The continued listing of the Company's Common Stock on the Nasdaq SmallCap Market is a condition to the closing of the pending equity financing with CAP. In the event that the Company is not able to maintain its Nasdaq SmallCap Market listing, there can be no assurance that the equity financing with CAP will occur. Although the Company believes that upon completion of such financing the Company will meet the requirements for its securities to continue to be listed on the Nasdaq SmallCap Market, there can be no assurance that Nasdaq appeal procedures will result in a favorable decision for the Company. Moreover, in the event that the CAP equity financing is not completed and the Company is unable to immediately locate alternate sources of equity capital, it is likely that the Company's securities will be delisted from the Nasdaq SmallCap Market. Any such delisting would have a material adverse effect on price, liquidity and trading market for the Company's Common Stock and on the Company's reputation and standing in the motion picture theater industry. Subsequent to any such delisting, there can be no assurance that the securities would be traded in any market.

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

POTENTIAL DILUTION. The Company recently has financed certain expansion activities through the private placement of debt instruments convertible into shares of its common stock. In order to induce parties to purchase such securities, the instruments were convertible into common stock of the Company at a conversion price that was significantly lower than the price at which the Company's common stock was trading. The Company believes that because of its history of operating losses, limited equity, and rapid growth plans, it has limited options in acquiring the additional debt and/or equity. The Company believes that any equity financing would likely result in substantial dilution of current shareholders. The Company has entered into a definitive agreement for $15 million of equity financing that will, if completed, result in significant dilution of current shareholders.

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

Many of the Company's competitors have established, long-term relationships with the major motion picture distributors (Paramount, Disney/Touchstone, Warner Brothers, Columbia/Tri-Star, Universal and 20th Century Fox), who distribute a large percentage of successful films. Although the Company attempts to identify film licensing zones in which there is no substantial current competition, there can be no assurance that the Company's competitors will not develop theaters in the same film zone as the Company's theaters. To the extent that the Company directly competes with other theater operators for patrons or for the licensing of first-run films, the Company may be at a competitive disadvantage. The Company presently has relationships with all major distributors and exhibits their films in all of its existing theaters.

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

DEPENDENCE ON CONCESSION SALES. Concession sales accounted for 29.9% and 28.5% of the Company's total revenues in the six months ended September 30, 1997 and 1996, respectively. Therefore, the financial success of the Company depends, to a significant extent, on its ability to successfully generate concession sales in the future. The Company currently depends upon Pacific Concessions, Inc. ("Pacific Concessions"), a creditor of the Company, to operate and supply the lobby concession stands located in all of the Company's theaters. The Company's long-term concession agreements with Pacific Concessions may be terminated by the Company prior to the expiration of their respective terms only upon payment of a substantial early termination fee.

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

CONTROL OF THE COMPANY. At September 30, 1997 the current officers and directors of the Company own approximately 27.3% of the Common Stock (17.1% assuming exercise in full of the redeemable warrants). In addition, in the event that the pending financing transaction with CAP is completed, CAP will own a substantial majority of the outstanding Common Stock of the Company and will have the right to acquire additional shares upon exercise of warrants. As a result, these individuals are or may be in a position to materially influence, if not control, the outcome of all matters requiring shareholder approval, including the election of directors. Certain officers and directors in the past have obtained loans secured by their shareholdings and the sale of shares from margin calls may from time to time have adversely affected, and may in the future adversely affect, the market price of the Company's securities.

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

RISKS OF INTERNATIONAL EXPANSION. Construction has been completed on a leased 10 screen theater in Tijuana, Mexico through CinemaStar Luxury Theaters, S.A. de C.V., a Mexican corporation in which the Company has a 75% ownership interest. The long-term lease is guaranteed by the Company. Under this lease rent is paid in U.S. dollars. Completion of this theater in Mexico, or the development of theaters in other foreign countries, will subject the Company to the attendant risks of doing business abroad, including adverse fluctuations in currency exchange rates, increases in foreign taxes, changes in foreign regulations, political turmoil, deterioration in international economic conditions and deterioration in diplomatic relations between the United States and such foreign country. Recently the value of the Mexican Peso has fallen in relation to the U.S. Dollar and Mexico is experiencing substantial inflation.

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

POSSIBLE VOLATILITY OF COMMON STOCK. The trading prices of the Company's securities may respond to quarterly variations in operating results and other events or factors, including, but not limited to, the sale or attempted sale of a large amount of the securities into the market. In addition, the stock market has experienced extreme price and volume fluctuations in recent years, particularly in the securities of smaller companies. These fluctuations have had a substantial effect on the market prices of many companies, often unrelated to the operating performance of the specific companies, and similar events in the future may adversely affect the market prices of the Securities.

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

SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Securities in the public market or the perception that such sales could occur may adversely affect prevailing market prices of the Securities. The Redeemable Warrants and the Redeemable Warrants being registered for the account of the Selling Security Holders entitle the holders of such Redeemable Warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock at any time through February 6, 2000. Class B Redeemable Warrants entitle the holder to purchase up to an aggregate of 226,438 shares of common stock at any time through September 15, 2001. In connection with the initial public offering, the Company issued to A.S. Goldmen & Co., Inc. Underwriter's Warrants to purchase up to 150,000 shares of Common Stock and/or Redeemable Warrants to purchase up to an additional 150,000 shares of Common Stock. In connection with the pending financing transactions with CAP, the Company has or is expected to issue to CAP and Reel Partners L.L.C., approximately 17.7 million shares of Common Stock and warrants to purchase an additional 5.7 million shares of Common Stock. Pursuant to the terms of the financing transactions the Company will be required to register all such shares for resale. Sales of either the Redeemable Warrants, the underlying shares of Common Stock or the shares of Common Stock issued to or purchasable by CAP or its affiliates, or even the existence of the Redeemable Warrants or the CAP shares or warrants, may depress the price of the Common Stock or the Redeemable Warrants in the market for such Securities. In addition, in the event that any holder of Redeemable Warrants, Class B Redeemable Warrants or warrants issued to CAP or its affiliates exercises his warrants, the percentage ownership of the Common Stock by current shareholders would be diluted. Finally, the Company has reserved 587,500 shares of Common Stock for issuance to key employees and officers pursuant to the Company's Stock Option Plan. Fully-vested options to purchase 400,805 shares of Common Stock have been granted pursuant to such Stock Option Plan. In the event that these or any other stock options granted pursuant to such Stock Option Plan are exercised, dilution of the percentage ownership of

Common Stock owned by the public investors will occur. Moreover, the mere existence of such options may depress the price of the Common Stock.

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

PART II -- OTHER INFORMATION
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

The Company is currently in material default under two of its existing financing arrangements, each of which prohibit the Company from incurring additional indebtedness or granting additional security interests in its assets without the prior consent of the applicable lender. As a result of these prohibitions, the Company is currently in default under its Business Loan Agreement with and related Promissory Notes (collectively, the "FNB Loans") issued in favor of First National Bank ("FNB") as the result of borrowing additional monies and granting additional security interests pursuant to one of its existing Loan Agreements with Pacific Concessions, Inc. ("PCI") after the date of the FNB Loans. Similarly, the Company is currently in default under each of its existing Loan Agreements, as amended, with PCI (the "PCI Loan Agreements") as a result of the making of the FNB Loans and the granting of security interests in favor of FNB. As of September 30, 1997, the outstanding principal balance of the FNB Loans was $1,232,150 and the outstanding aggregate principal balance owed to PCI under the PCI Loan Agreements was $2,692,167.

The Company has not defaulted in the payment of principal, interest or any other obligation under any of the FNB Loans or under either of the PCI Loan Agreements, and neither FNB nor PCI has declared any event of default or attempted to accelerate the due date of any payment obligation of the Company thereunder.

ITEM 5 -- OTHER INFORMATION
ANTI-DILUTION ADJUSTMENTS TO PUBLIC WARRANTS

The terms of the Company's publicly traded Redeemable Warrants and Class B Redeemable Warrants contain anti-dilution provisions that provide for adjustments in the exercise price and number of shares issuable upon exercise of such warrants in the event of issuance of Common Stock (or securities convertible into Common Stock) at a price per share below the exercise price of such warrants. Pursuant to such anti-dilution provisions, by September 1, 1997, the exercise price of the Redeemable Warrants and Class B Redeemable Warrants had been reduced to $5.32 and $5.90, respectively, and the number of shares of Common Stock issuable upon exercise of each Redeemable Warrant and Class B Redeemable Warrant had increased to 1.1657318 and 1.1016967 shares of Common Stock. As a result of the signing of the September 23, 1997 Stock Purchase Agreement with CAP and the concurrent completion of the $3,000,000 bridge financing with an affiliate of CAP, the exercise price of the Company's Redeemable Warrants was reduced from the $5.32 price in effect immediately prior to such transactions to $3.70 per share. Concurrently, the number of shares of Common Stock issuable upon exercise of each Redeemable Warrant was increased from 1.1657318 to 1.6216216 shares of Common Stock. Similarly, the exercise price of the Class B Redeemable Warrant was automatically reduced to $4.06 from a pre-Bridge Financing exercise price of $5.90 and the number of shares of Common Stock issuable upon exercise of each Class B Redeemable Warrant was increased from 1.1016967 to 1.6009852 shares of Common Stock.

Additional adjustments will occur in the event that the equity financing transaction with CAP is completed. In particular, upon Closing and assuming the repayment of the $3,000,000 bridge loan from an affiliate of CAP, the as adjusted exercise price of the Redeemable Warrants and Class B Redeemable Warrants will be approximately $2.56 and $2.78, respectively. Concurrently, the number of shares of Common Stock issuable upon exercise of each Redeemable Warrant and Class B Redeemable Warrant will be adjusted to 2.34375 and 2.3381295 shares, respectively.

ITEM 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Item 27.  Financial Data Schedule

          (b)  Reports on Form 8-K

                The Company filed one Report on Form 8-K during the quarter ended September 30, 1997. It was filed on September 26, 1997 and reported the execution of the September 23, 1997 Stock Purchase Agreement with CAP and Reel Partners, L.L.C. and the $3,000,000 bridge loan from Reel Partners, L.L.C. to the Company.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: November 14, 1997

                                       CinemaStar Luxury Theaters, Inc.

                                       by: /s/ JOHN ELLISON, JR.
                                           ------------------------------------
                                           John Ellison, Jr.
                                           President, Chief Executive Officer
                                           (principal executive officer)

                                       by: /s/ ALAN GROSSBERG
                                           ------------------------------------
                                           Senior Vice President and Chief
                                           Operating Officer (principal
                                           financial officer and principal
                                           accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
     27                                                Financial Data Schedule