Form 10QSB
period 1997-12-31
CINEMASTAR LUXURY THEATERS INC
filed 1998-02-17
CIK 931085

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(MARK ONE)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934.

               For the Quarterly period ended December 31, 1997

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

                        YES   [ X ]      NO   [   ]

Common stock, no par value: 25,703,648 shares outstanding as of February 14, 1998.

Transitional Small Business Disclosure Format. (check one):

                        YES   [   ]      NO    [ X ]

                       CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
PART I.  Financial Information:                                             3

Item 1.  Financial Statements                                               3

         Condensed Consolidated Balance Sheet as of December 31, 1997       3

         Condensed Consolidated Statements of Operations for the three
         and nine months ended December, 1997 and 1996                      4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended December 31, 1997 and 1996                       5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         7

PART II. Other Information                                                 15

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 4.  Submission of Matters to a Vote of Securities Holders             15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

         Signatures                                                        16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                  December 31, 1997
                                                  -----------------
ASSETS
CURRENT ASSETS
Cash                                                 $  4,697,608
Commissions and other receivables                         102,147
Prepaid expenses                                          202,298
Other current assets                                      126,169
                                                     ------------
Total current assets                                    5,128,222

Property and equipment, net                            13,747,840
Deposits and other assets                                 400,542
                                                     ------------
TOTAL ASSETS                                          $19,276,604
                                                     ------------
                                                     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease
obligations                                              $481,285
Accounts payable                                        1,907,526
Accrued expenses                                          979,839
Deferred revenue                                          256,764
Advances from stockholders                                 93,006
                                                     ------------
Total current liabilities                               3,718,420
Long-term debt and capital lease obligations, net of
current portion                                         1,930,903
Deferred rent liability                                 2,922,326
                                                     ------------


TOTAL LIABILITIES                                       8,571,649
                                                     ------------

STOCKHOLDERS' EQUITY
Common stock, no par value; 60,000,000 shares
authorized; 25,703,648 shares issued and outstanding   22,926,545
Additional paid-in capital                              3,328,376
Accumulated deficit                                  (15,549,966)
                                                     ------------

TOTAL STOCKHOLDERS' EQUITY                             10,704,955

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $19,276,604
                                                     ------------
                                                     ------------

     See accompanying notes to condensed consolidated financial statements

                               CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (UNAUDITED)

                                                 Three Months Ended December 31     Nine Months Ended December 31
                                                 ------------------------------     -----------------------------
                                                           1997          1996           1997            1996
                                                           ----          ----           ----            ----
REVENUES
Admissions                                           $  4,512,741   $  3,272,867  $  13,104,417   $  9,729,781
Concessions                                             1,668,318      1,404,929      5,457,313      4,060,912
Other operating revenues                                  121,471        107,767        379,487        302,221
                                                     ------------   ------------  -------------   -------------
TOTAL REVENUES                                          6,302,530      4,785,563     18,941,217     14,092,914
                                                     ------------   ------------  -------------   -------------

COSTS AND EXPENSES:
Film rental and booking costs                           2,495,583      1,916,322      7,432,200      5,483,841
Cost of concession supplies                               639,889        428,390      1,975,661      1,270,283
Theater operating expenses                              2,887,241      1,896,180      7,850,350      5,004,474
Termination fee - concession
    lease agreement                                    (1,859,352)            --     (1,859,352)            --
General & administrative expense                        1,395,909        599,681      3,182,021      1,822,195
Depreciation & amortization                               473,750        535,336      1,460,105      1,092,405
                                                     ------------   ------------  -------------   -------------
TOTAL COSTS AND EXPENSES                                9,751,724      5,375,909     23,759,689     14,673,198
                                                     ------------   ------------  -------------   -------------
OPERATING INCOME (LOSS)                                (3,449,194)      (590,346)    (4,818,472)      (580,284)
                                                     -------------  ------------  -------------   -------------
OTHER INCOME (EXPENSE)
Interest income                                            14,098          1,936         23,580         17,094
Interest expense                                         (324,803)      (166,492)      (693,451)      (469,357)
Non-cash interest expense                                (221,750)            --       (328,750)    (2,048,997)
                                                     ------------   ------------  -------------   -------------

TOTAL OTHER (EXPENSE)                                    (532,455)      (164,556)      (998,621)    (2,501,260)
                                                     ------------   ------------  -------------   -------------
LOSS BEFORE PROVISION FOR
INCOME TAXES                                           (3,981,649)      (754,902)    (5,817,093)    (3,081,544)

PROVISION FOR INCOME TAXES                                     --           (800)        (1,600)        (2,400)
                                                     ------------   -------------  -------------   ------------

NET LOSS                                             $ (3,981,649)  $   (755,702)  $ (5,818,693)  $ (3,083,944)
                                                     ------------   -------------  -------------  -------------

BASIC AND DILUTED NET LOSS PER SHARE                 $      (0.36)  $      (0.11)  $      (0.65)  $      (0.47)
                                                     ------------   -------------  -------------  -------------
                                                     ------------   -------------  -------------  -------------

SHARES USED IN CALCULATION                             11,094,741      6,860,986      8,962,687      6,520,851

    See accompanying notes to condensed consolidated financial statements

              CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                          NINE MONTHS ENDED DECEMBER 31,
                                                               1997           1996
                                                          -------------    -------------
Cash flows from operating activities:
Net Loss                                                  $ (5,818,693)    $ (3,083,944)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization                                1,460,105        1,092,405
Deferred rent liability                                        635,980          577,512
Non-cash interest expense                                      328,750        2,048,997
Increase (decrease) from changes in:
Commission and other receivables                               (71,466)          (1,788)
Prepaid expenses and other current assets                       87,480         (302,267)
Accounts payable                                              (822,284)       1,974,250
Accrued expenses and other liabilities                         831,683          (96,625)
Deposits and other assets                                      (19,301)        (177,430)
                                                          -------------    -------------
Cash provided by (used in) operating activities             (3,387,746)       2,031,110
                                                          -------------    -------------
Cash flows from investing activities:

Purchases of property and equipment                         (4,167,753)      (5,529,627)
Refundable construction deposit                                      -          600,000
                                                          -------------    -------------
Cash used in investing activities                           (4,167,753)      (4,929,627)

Cash flows from financing activities:
Principal payments on long term debt and capital
 lease obligations                                          (7,935,080)        (489,146)
Proceeds from issuance of  debt                              5,637,104        1,000,000
Proceeds from issuance of convertible debentures                     -        3,000,000
Proceeds from issuance of common stock, net                 13,680,333                -
Proceeds from issuance of common stock warrants, net           212,094                -
Advances from stockholders-net                                  57,010           60,000
Proceeds from warrant redemptions                                    -          572,112
Payment of debt issuance costs                                       -         (504,359)
Repayment of advances from stockholder                               -         (359,000)
                                                          -------------    -------------
Cash provided by financing activities                       11,651,461        3,279,607
                                                          -------------    -------------
Net increase in cash                                         4,095,962          381,090
Cash, beginning of period                                      601,646          458,550
                                                          -------------    -------------
Cash, end of period                                          4,697,608          839,640
                                                          -------------    -------------

    See accompanying notes to condensed consolidated financial statements

                       CINEMASTAR LUXURY THEATERS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1997, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

NOTE 2

On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. ("PCI") in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan was for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and twenty-four months. This loan was repaid in full with interest on December 15, 1997. In connection with this financing transaction, PCI received warrants to purchase 150,000 shares of common stock at an exercise price per share of $0.848202. As a result of the amended agreements PCI now supplies concessions to all of the Company's current domestic theater locations in exchange for specified commissions. On August 29, 1997, an additional $500,000 was borrowed from PCI as a short-term loan. Such loan was paid in full with interest on September 24, 1997. In connection with this loan PCI was issued warrants to purchase 400,000 shares of common stock at an exercise price per share of $0.848202. In accordance with the terms of the Concession Lease Agreement, the Company issued notice of termination to PCI on December 15, 1997 and incurred early termination fees of $1,859,352. After the expiration of notice periods of five or six months for various theaters, the Company will no longer be obligated to use PCI for its concession business.

NOTE 3

On September 23, 1997 the Company signed a definitive agreement for CinemaStar Acquisition Partners, L.L.C. ("CAP") to acquire a majority equity interest in the Company through a $15,000,000 purchase of newly issued shares of the Company's common stock. This transaction was completed on December 15, 1997. Concurrent with the signing of the Stock Purchase Agreement, the Company received a $3,000,000 bridge loan from Reel Partners, L.L.C. to complete existing projects and to pay off certain indebtedness. The bridge loan was convertible into 3,000,000 shares of common stock of the Company at $1.00 per share. In connection with the bridge loan, the Company issued to Reel Partners, L.L.C. warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.848202. 1,500,000 of such warrants were canceled upon completion of the equity financing transaction with CAP. The bridge loan was paid in full, without conversion and with interest on December 15, 1997.

The net proceeds of the equity financing have been used by the Company to retire debt, including the bridge loan, to complete certain capital projects and for general working capital purposes. The bridge loan proceeds were used to complete existing projects and for general working capital purposes.

In connection with the signing of the definitive agreement CAP received a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.848202. At closing of the equity financing transaction CAP received a warrant to purchase 1,630,624 shares of common stock at the same exercise price. Additionally, pursuant to an agreement between the The Watley Group, LLC ("Watley") and the Company, Watley received upon closing of the equity financing a cash fee of $962,250 and simultaneously purchased for cash, for a purchase price of $0.12 per warrant, warrants to purchase 1,768,446 shares of Common Stock at an exercise price per share equal to $0.848202. The Company has been informed that Watley has paid $150,000 of its cash fee to members of the Investor Group to reimburse such members for legal expenses and other costs incurred in connection with the negotiation and closing of the equity financing and bridge loan. The Company has also been informed that all but 750,000 of the warrants issued to Watley have been transferred by Watley as directed by SCP Private Equity Partners, L.P., the controlling member of CAP ("SCP"). Further, 75,000 shares have been issued to members of the investment group as partial reimbursement of expenses incurred by such parties in connection with the transactions.

NOTE 4

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

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

NOTE 5

Certain reclassifications have been made to the December, 1996 financial statements to conform to the December, 1997 presentation.

NOTE 6

Pursuant to the terms of the stock purchase agreements, the Company may be obligated to issue additional shares of common stock to CAP with respect to certain expenses, liabilities and operating losses of the Company arising or disclosed after August 31, 1997 or arising prior to August 31, 1997 and not disclosed or quantified before August 31, 1997.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Where possible, the Company uses words like "believes", "anticipates", "expects", "plans" and similar expressions to identify such forward looking statements. The Company's actual results could differ materially from those discussed here. Factors, risks and uncertainties that could cause or contribute to such differences include the availability of marketable motion pictures, the increase of revenues to meet long-term lease obligations and rent increases, risks inherent in the construction of new theaters, the ability to secure new locations on favorable terms, intense competition in the industry, dependence on concession sales and suppliers, earthquakes and other natural disasters and costs associated with potential changes in management and disputes related thereto.

At December 31, 1996 the Company had seven theater locations with a total of 64 screens. During the twelve months ended December 31, 1997, the Company added in July 1997 five additional screens to an existing location and in November 1997 added an additional ten screen location. Thus at December 31, 1997 the Company had 8 locations and 79 screens. These additions during the past twelve months resulted in an increase in revenues and expenses for the three and nine months ended December 31, 1997 compared to December 31, 1996.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

Total revenues for the three months ended December 31, 1997 increased 31.7% to $6,302,530 from $4,785,563 for the three months ended December 31, 1996. The increase consisted of a $1,239,874, or 37.9%, increase in admission revenues and a $277,093, or 18.3%, increase in concession revenues and other operating revenues. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters and screens and, to a lesser extent, an increase in revenues at certain theaters in existence for both 1996 and 1997, due to greater attendance.

Film rental and booking costs for the three months ended December 31, 1997 increased 30.2% to $2,495,583 from $ 1,916,322 for the three months ended December 31, 1996. The increase was due to the greater revenue generated from more screens and additional revenue at the existing theaters. As a percentage of admissions revenues, film rental and booking costs decreased to 55.3% from 58.6% in the three months ended December 31, 1997 compared to the comparable prior year period, in part due to lower film rental cost in the Company's new location in Tijuana, Mexico.

Cost of concession supplies for the three months ended December 31, 1997 increased 49.4% to $ 639,889 from $428,390 for the three months ended December 31, 1996. The dollar increase was due in part to increased concession costs associated with increased concession revenues and was also the result of an amendment to the concession agreement with the Company's primary concession vendor resulting in higher concession costs.

Theater operating expenses for the three months ended December 31, 1997 increased 52.3% to $2,887,241 from $1,896,180 for the three months ended December 31, 1996. The dollar increase in theater operating costs was primarily due to the increased costs attributable to the addition of new theaters. Costs also increased due to the increase in minimum wages. As a percentage of total revenues, theater operating expenses increased to 45.8% from 39.6% during the applicable periods. The Company is currently conducting a detailed review of theater operating expenses to identify on-going cost reduction opportunities, but there can be no assurance such opportunities exist or will be identified in such review.

Termination fee -- concession lease agreement comprises penalty payments for notice of early termination of agreements with respect to concession supplies at the Company's seven domestic locations. Such notice was given on December 15, 1997 and, under the terms of the agreement, will become effective on either five of six months hence for specific locations. At that time the Company will not be bound to the existing supplier. While the Company anticipates that in can achieve an increase in the profitability of its concession business with a new supplier, no assurance can be given that a new supplier can be obtained or will provide terms more favorable than those provided by the existing supplier.

General and administrative expenses for the three months ended December 31, 1997 increased 132.8% to $1,395,909 from $599,681 for the three months ended December 31, 1996. The increase was primarily due to costs associated with expansion in Mexico, costs incurred for professional and consulting fees related to expansion and financing plans and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative expenses increased to 22.1% from 12.5 % during the three months ended December 31, 1997 compared with the prior comparable period. The Company is currently conducting a detailed review of general and administrative expenses to identify on-going expense reduction opportunities, but there can be no assurance such opportunities exist or will be identified in such review.

Depreciation and amortization for the three months ended December 31, 1997 decreased 11.5 % to $473,750 from $535,336 for the three months ended December 31, 1996. The decrease was primarily the result of reduced amortization of pre-opening costs during the three months ended December 31, 1997 partially offset by increased depreciation on additional equipment associated with the opening of the new theaters .

Interest expense for the three months ended December 31, 1997 increased to $324,803 from $166,492 for the three months ended December 31, 1996. This increase was primarily due to the increased debt incurred by the Company in its expansion and borrowing of funds for working capital during 1997. The majority of the Company's debt has been repaid from the proceeds of the equity financing consummated December 15, 1997.

Non-cash interest expense of $221,750 for the three months ended December 31, 1997 related to debt with detachable warrants, associated with loans from Reel Partners, L.L.C. ("Reel") and Pacific Concessions, Inc. ("PCI") All such loans have been paid in full with interest prior to December 31, 1997.

Interest income for the three months ended December 31, 1997 increased to $14,098 from $1,936 for the three months ended December 31, 1996. This increase is attributable to higher cash balances in the latter part of the three months ended December 31, 1997 due to the completion of the Equity Financing transaction on December 15, 1997.

As a result of the factors discussed above, the net loss for the three months ended December 31, 1997 was $3,981,649 or $ .36 per common share, compared to a net loss of $755,702, or $.11 per common share, for the three months ended December 31, 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1996.

Total revenues for the nine months ended December 31, 1997 increased 34.4% to $18,941,217 from $14,092,914 for the nine months ended December 31, 1996. The increase consisted of a $3,374,636, or 34.7%, increase in admission revenues and a $1,473,667, or 33.8%, increase in concession and other operating revenues. The admission revenue and concession and other operating revenue increase was due to both the increase in the number of theaters and screens and an increase in attendance.

Film rental and booking costs for the nine months ended December 31, 1997 increased 35.5% to $7,432,200 from $5,483,841 for the nine months ended December 31, 1996. As a percentage of admissions revenues, film rental and booking costs increased modestly to 56.7% for the nine months ended December 31, 1997 compared to 56.4% for the comparable prior year period. The increase was due to higher film rental and booking costs paid on increased admission revenues resulting from the addition of new screens and increased attendance at existing theaters, partially offset by lower film rental and booking costs as a percentage of admissions at the Company's newly opened ten screen theater in Tijuana, Mexico.

Cost of concession supplies for the nine months ended December 31, 1997 increased 55.5% to $1,975,661 from $1,270,283 for the nine months ended December 31, 1996. The dollar increase was due to increased concession costs associated with higher concession revenues as well as a change in concession agreements with one of the Company's primary concession vendors resulting in higher concession costs. As a percentage of concession revenues, concession costs for the nine months ended December 31, 1997 and December 31, 1996 increased to 36.2% from 31.3%. The increase was primarily due to the higher concession costs associated with an amendment to the concession agreement with the Company's primary concession vendor.

Theater operating expenses for the nine months ended December 31, 1997 increased 56.9% to $7,850,350 from $5,004,474 for the nine months ended December 31, 1996. As a percentage of total revenues, theater operating expenses increased to 41.4% from 35.5%. The dollar increase was primarily attributable to the operating costs associated with the new theaters. Costs also increased due to the increase in minimum wage. The Company is currently conducting a detailed review of theater operating expenses to identify on-going cost reduction opportunities, but there can be no assurance such opportunities exist or will be identified in such review.

Termination fee -- concession lease agreement comprises penalty payments for notice of early termination of agreements with respect to concession supplies at the Company's seven domestic locations. Such notice was given on December 15, 1997 and, under the terms of the agreement, will become effective on either five of six months hence for specific locations. At that time the Company will not be bound to the existing supplier. While the Company anticipates that in can achieve an increase in the profitability of its concession business with a new supplier, no assurance can be given that a new supplier can be obtained or will provide terms more favorable than those provided by the existing supplier.

General and administrative expenses for the nine months ended December 31, 1997 increased 74.6% to $3,182,021 from $1,822,195 for the nine months ended December 31, 1996. The increase was primarily due to costs associated with expansion in Mexico, costs incurred for consulting fees related to expansion and financing plans and other costs associated with the expansion of corporate operations. As a percentage of total revenues, general and administrative costs increased to 16.8% from 12.9% during the period. The Company is currently conducting a detailed review of general and administrative expenses to identify on-going expense reduction opportunities, but there can be no assurance such opportunities exist or will be identified in such review.

Depreciation and amortization for the nine months ended December 31, 1997 increased 33.7% to 1,460,105 from $1,092,405 for the nine months ended December 31, 1996. The increase was primarily the result of depreciation on additional equipment associated with the opening of the new theaters, and amortization of pre-opening expenses in the first six months of the period.

Interest expense for the nine months ended December 31, 1997 increased to $693,451 from $469,357 for the nine months ended December 31, 1996. This increase was due to the increased debt incurred by the Company in its expansion and borrowing of funds for working capital.

Non-cash interest expense of $2,048,997 for the nine months ended December 31, 1996 result from issuing debentures which were convertible at a discount from the market price of the common stock. The non-cash interest recorded on the convertible debentures was amortized over the periods which the debentures first became convertible and had no effect on stockholders' equity and operating income. Non-cash interest expense of $328,750 for the nine months ended December 31, 1997 related to debt with detachable warrants associated with loans from Reel Partners, L.L.C. and Pacific Concessions, Inc. All such loans have been paid in full with interest prior to December 31, 1997.

Interest income for the nine months ended December 31, 1997 increased to $23,580 from $17,094 for the nine months ended December 31, 1996. This increase is attributable to changes in cash balances due to Bridge loan proceeds and the completion of the Equity Financing transaction on December 15, 1997.

As a result of the factors discussed above, the net loss for the nine months ended December 31, 1997 increased to $5,818,693 or $ .65 per common share, from $3,083,944, or $ .47 per common share, for the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past new theater openings have typically been financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. The Company discovered that it lacked the ability to finance its current capital obligations through internally generated funds and sought additional capital. On September 23, 1997, the Company signed a definitive agreement for CinemaStar Acquisition Partners, L.L.C. ("CAP") to acquire a majority equity interest in the Company through a $15 million purchase of newly issued shares of the Company's common stock. Following stockholder approval, the equity financing transaction was completed on December 15, 1997.

Pursuant to the Stock Purchase Agreement, CAP purchased 17,684,464 shares of common stock for a purchase price of $0.848202 per share. CAP also received at closing warrants to purchase 1,630,624 shares of common stock at an exercise price equal to $0.848202 per share.

Upon execution of the Stock Purchase Agreement, CAP received an additional warrant to purchase one million shares of common stock at an exercise price of $0.848202. Additionally, pursuant to an agreement between the The Watley Group, LLC ("Watley") and the Company, Watley received upon closing of the Equity Financing a cash fee of $962,250 and simultaneously purchased for cash, for a purchase price of $0.12 per warrant, warrants to purchase 1,768,446 shares of Common Stock at an exercise price per share equal to $0.848202. The Company has been informed that Watley has paid $150,000 of its cash fee to members of the Investor Group to reimburse such members for legal expenses and other costs incurred in connection with the negotiation and closing of the equity financing and bridge loan. The Company has also been informed that all but 750,000 of the warrants issued to Watley have been transferred by Watley as directed by SCP. Further, 75,000 shares have been issued to members of the investment group as partial reimbursement of expenses incurred by such parties in connection with the transactions.

Pursuant to the terms of the Stock Purchase Agreement, the Company may be obligated to issue additional shares of common stock to CAP with respect to certain expenses, liabilities and operating losses of the Company arising or disclosed after August 31, 1997 or arising prior to August 31, 1997 and not disclosed or quantified before August 31, 1997.

Concurrent with the signing of the Stock Purchase Agreement the Company received a $3 million bridge loan from Reel to complete existing projects and to pay off certain indebtedness. The bridge loan was convertible into three million shares of common stock of the Company at $1.00 per share. In connection with the bridge loan, the Company issued to Reel warrants to purchase 4,500,000 shares of Common Stock at an exercise price of $0.848202. 1,500,000 of such warrants were cancelled upon completion of the equity financing with CAP. The bridge loan was paid back in full, without conversion and with interest with the proceeds of the equity financing.

On April 23, 1997, the Company amended its Concession Lease Agreement with Pacific Concessions Inc. (PCI) in exchange for a $2,000,000 loan at an interest rate of prime plus two percent. The loan was for a period of two years with monthly interest payments and $1,000,000 principal payments due at the end of twelve and twenty-four months. This loan was repaid in full with interest on December 15, 1997. In connection with this financing transaction, PCI received warrants to purchase 150,000 shares of common stock at an exercise price per share of $0.848202. As a result of the amended agreements, PCI now supplies concessions to all of the Company's current domestic theater locations in exchange for specified commissions. On August 29, 1997, an additional $500,000 was borrowed from PCI as a short term loan. Such loan was paid in full with interest on September 24, 1997. In connection with this loan PCI was issued warrants to purchase 400,000 shares of common stock at an exercise price per share of $0.848202. In accordance with the terms of the Concession Lease Agreement, the Company issued notice of termination to PCI on December 15, 1997 and incurred early termination fees of $1,859,352. After the expiration of notice periods of five and six months for various theaters respectively, the Company will no longer be obligated to use PCI for its concession business.

The Company leases seven theater properties and various equipment under noncancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At December 31, 1997, the aggregate future minimum lease payments due under noncancelable operating leases was approximately $83,800,000. The Company has also signed a lease agreement for one additional theater location. The additional lease will require expected minimum rental payments aggregating approximately $40,700,000 over the life of the lease. Accordingly, existing minimum lease commitments as of December 31, 1997 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $124,500,000.

During the nine months ended December 31, 1997, the Company used cash of $3,387,746 from operating activities, as compared to generating $2,031,110 cash from operating activities for the nine months ended December 31, 1996. The change is due to factors discussed in "Results of Operations" above, including increased theater operating expenses resulting from the opening of new theaters and the expansion of an existing theater, increased general and administrative expenses as a result of expansion including international expansion, costs associated with the equity investment and other financing efforts and cost of penalties related to notice of early termination of concession lease agreements.

During the nine months ended December 31, 1997, the Company used cash in investing activities of $4,167,753, as compared to $4,929,627 for the nine months ended December 31, 1996. The decrease is due to lower purchases of fixed assets during the nine months ended December 31, 1997 compared with the prior comparable period.

During the nine months ended December 31, 1997, the Company provided net cash of $11,651,461 from financing activities, as compared to providing $3,279,607 for the nine months ended December 31, 1996. The cash generated for the nine months ended December 31, 1997 came primarily from the completion of an equity financing on December 15, 1997 as well as loans from PCI and Reel, partially offset by payment in full of all outstanding loans from PCI, Reel and First National Bank.

The Company, at December 31, 1997, had a working capital surplus of $1,409,802.

The Company's plans for expansion are dependent upon its ability to raise capital through outside sources. In this regard, the Company has entered into lease and other binding commitments with respect to the development of 30 additional screens at two locations. Regarding the first location, the Company has completed and opened a 10 screen theater in Tijuana, Mexico on November 15, 1997. The Company has paid for the equipment at this theater and its subsidiary, CinemaStar Luxury Theaters, S.A. de C.V. will either purchase or lease this equipment from the Company. Pursuant to terms of the operating lease for the premises, CinemaStar Luxury Theaters, S.A. de C.V. was to obtain a Fianza or bond to secure the payment of rent. Such bond was not able to be obtained and the landlord, Inmobiliaria Lumar S.A. de C. V., ("Lumar"), has agreed to accept a pledge of certain of the theater equipment as collateral to satisfy the lease requirement. This pledge of collateral will be done through a Trust Agreement with the bank designated by Lumar. The Company is presently in the process of fulfiling the requirements of Lumar.

Regarding the second location, the Company on December 20, 1996 entered into a long-term lease for the development of a 20 screen theater in San Bernardino, California. The estimated cost to equip this theater is between $2,000,000 and $2,500,000. On November 7, 1997, MDA-San Bernardino Associates, LLC ("MDA"), the landlord of the Company's San Bernardino location, filed an action for Unlawful Detainer in the Municipal Court of the State of California for the County of San Bernardino, Case No. 184164. The action sought to remove the Company as tenant. The action was filed because MDA believed the Company had not satisfied certain financial conditions under the lease pursuant to which the Company is leasing the property. The Company filed a response to this action and has subsequently entered into a Stipulation for Entry of Judgement with MDA. The Company believes it is in a position to comply with all requirements of such Stipulation for Entry of Judgement, but unanticipated circumstances could have an adverse effect on its ability to so comply.

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

At December 31, 1997, the Company has total net deferred income tax assets in excess of $2,000,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

On November 7, 1997, the Company received notice that The Nasdaq Stock Market, Inc. ("NASDAQ") had decided to delist the Company's securities from trading on the Nasdaq SmallCap Market due to a failure of the Company to meet applicable listing standards and the Company's failure to demonstrate an adequate plan of compliance with such listing standards in the future. On November 12, 1997, the Company appealed this decision and attended a hearing before a Listing Panel. Such appeal was successful and on January 13, 1998 the Company was informed by Nasdaq that it was in compliance with the listing standards and would remain listed assuming continued compliance.

With the completion of the equity financing with CAP, the Company anticipates that it will not need additional financing during the next twelve months. If financing requirements do arise, however, there can be no assurance that the Company will be able to obtain such financing on acceptable terms. Failure to obtain required financing could have a material adverse effect on the financial condition and results of operations of the Company.

Upon completion of the equity financing transaction on December 15, 1997, the Company paid in full with interest all outstanding loan obligations to First National Bank, PCI and Reel. Prior thereto the Company had been in violation of certain loan covenants with respect to its banking facility. Such violations were cured with the repayment of the Company's obligations. In addition all arrearages with respect to the Company's lease obligations were made current as of December 15, 1997.

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

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On November 7, 1997, MDA-San Bernardino Associates, LLC ("MDA"), the landlord of the Company's San Bernardino location, filed an action for Unlawful Detainer in the Municipal Court of the State of California for the County of San Bernardino, Case No. 184164. The action sought to remove the Company as tenant. The action was filed because MDA believed the Company had not satisfied certain financial conditions under the lease pursuant to which the Company is leasing the property. The Company filed a response to this action and has subsequently entered into a Stipulation for Entry of Judgement with MDA. The Company believes it is in a position to comply with all requirements of such Stipulation for Entry of Judgement, but unanticipated circumstances could have an adverse effect on its ability to so comply.

ITEM 2 -- CHANGES IN SECURITIES
ANTI-DILUTION ADJUSTMENTS TO PUBLIC WARRANTS

The terms of the Company's publicly traded Redeemable Warrants and Class B Redeemable Warrants contain anti-dilution provisions that provide for adjustments in the exercise price and number of shares issuable upon exercise of such warrants in the event of issuance of Common Stock (or securities convertible into Common Stock) at a price per share below the exercise price of such warrants. Pursuant to such anti-dilution provisions, by September 1, 1997, the exercise price of the Redeemable Warrants and Class B Redeemable Warrants had been reduced to $5.32 and $5.90, respectively, and the number of shares of Common Stock issuable upon exercise of each Redeemable Warrant and Class B Redeemable Warrant had increased to 1.1657318 and 1.1016967 shares of Common Stock, respectively. As a result of the signing of the September 23, 1997 Stock Purchase Agreement with CAP and the concurrent completion of the $3,000,000 bridge financing with an affiliate of CAP, the exercise price of the Company's Redeemable Warrants was reduced from the $5.32 price in effect immediately prior to such transactions to $3.70 per share. Concurrently, the number of shares of Common Stock issuable upon exercise of each Redeemable Warrant was increased from 1.1657318 to 1.6216216 shares of Common Stock. Similarly, the exercise price of the Class B Redeemable Warrant was automatically reduced to $4.06 from a pre-Bridge Financing exercise price of $5.90 and the number of shares of Common Stock issuable upon exercise of each Class B Redeemable Warrant was increased from 1.1016967 to 1.6009852 shares of Common Stock.

Upon Closing and the repayment of the $3,000,000 bridge loan from an affiliate of CAP, the as adjusted exercise price of the Redeemable Warrants and Class B Redeemable Warrants was automatically adjusted to $2.56 and $2.78, respectively. Concurrently, the number of shares of Common Stock issuable upon exercise of each Redeemable Warrant and Class B Redeemable Warrant was adjusted to 2.34375 and 2.3381295 shares, respectively.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Registrant held a special meeting of Stockholders on December 10, 1997. A Unified Financing Proposal, (more fully described below) was approved (4,413,468 for; 84,305 against, 13,320 abstain)

(a) Approval of an equity financing transaction (the "Equity Financing") pursuant to which the Company will issue and sell (i) 17,684,464 shares of Common Stock (subject to adjustment in certain circumstances) for an aggregate purchase price of $15,000,000, and (ii) warrants to purchase an additional 1,630,624 shares of Common Stock at an exercise price of not more than $0.848202 per share, in accordance with the terms of a Stock Purchase Agreement, dated as of September 23, 1997, by and among the Company, Reel Partners, L.L.C. ("Reel Partners"), and CinemaStar Acquisition Partners, L.L.C.;

(b) Ratification of a bridge financing transaction (the "Bridge Financing") pursuant to which the Company received $3,000,000 in bridge financing from Reel Partners and issued and sold (i) a $3,000,000 Convertible Secured Promissory Note in favor of Reel Partners, that is convertible, at the option of Reel Partners, into 3,000,000 shares of Company Common Stock (subject to adjustment in certain circumstances), (ii) warrants to purchase 3,000,000 shares of Company Common Stock at an exercise price of $0.848202 per share, and (iii) an additional warrant to purchase 1,500,000 shares of Company Common Stock at an exercise price of $0.848202, which warrant will be canceled upon consummation of the Equity Financing;

(c) Approval of an amendment and restatement of the Articles of Incorporation of the Company (the "Amended Articles") which will (i) increase the authorized number of shares of Company Common Stock from 15,000,000 to 60,000,000 shares, and (ii) eliminate the authorized shares of Company Preferred Stock, none of which is currently outstanding.; and

(d) Election of the following Director designees: Winston J. Churchill, Jack R. Crosby, Thomas G. Rebar and Wayne B. Weisman.

ITEM 5 --  OTHER INFORMATION

           None

ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           Item 27. Financial Data Schedule

       (b) Reports on Form 8-K

           The Company filed one Report on Form 8-K during the quarter ended December 31, 1997. It was filed on December 24, 1997 and reported the completion of an equity financing transaction and resultant change in control of the Registrant.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 1998

                           CinemaStar Luxury Theaters, Inc.

                           by: /s/ JAMES VILLANUEVA
                              -------------------------------
                               James Villanueva
                               Executive Vice President
                               (principal executive officer)

                           by: /s/ NORMAN DOWLING
                              --------------------------------
                               Norman Dowling
                               Vice President and Chief
                               Financial Officer (principal
                               financial officer and principal
                               accounting officer)