Form 10-K
period 1998-03-31
CINEMASTAR LUXURY THEATERS INC
filed 1998-07-01
CIK 931085

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-25252

                        CINEMASTAR LUXURY THEATERS, INC.
                 (Name of Small Business Issuer in its charter)

                CALIFORNIA                                   33-0451054
       (State or other jurisdiction of                  (I.R.S. Employer ID No.)
       incorporation or organization)

12230 EL CAMINO REAL, SUITE 320, SAN DIEGO, CA                 92130
  (Address of principal executive offices)                   (Zip Code)

                                (619) 509-2777
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
               None                                              None

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 24, 1998 as reported on the NASDAQ Small Capital Market, was approximately $8,897,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Issuer's revenues for the year ended March 31, 1998 totaled $26,050,143.

As of June 24, 1998 Registrant had outstanding 25,703,646 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents of CinemaStar Luxury Theatres, Inc. are incorporated by reference within this filing.

(1)        Registration Statement No. 33-86716
(2)        Form 10-KSB for the year ended March 31, 1995
(3)        Form 8-K for April 11, 1996
(4)        Form 8-K for June 6, 1996
(5)        Form 10-KSB for the year ended March 31, 1996
(6)        Form 10-Q for the period ended June 30, 1996
(7)        Form 10-Q for the period ended December 31, 1996
(8)        Form 8-K filed July 1, 1997
(9)        Form 10-KSB for the year ended March 31, 1997
(10)       Proxy Statement filed November 17, 1997.

Transitional Small Business Disclosure Format   Yes      No   X
                                                    ----    ----

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-KSB CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-KSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-KSB. WHERE POSSIBLE, THE COMPANY USES WORDS LIKE "BELIEVES", "ANTICIPATES", "EXPECTS", "PLANS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS, RISKS AND UNCERTAINTIES THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE AVAILABILITY OF MARKETABLE MOTION PICTURES, THE INCREASE OF REVENUES TO MEET LONG-TERM LEASE OBLIGATIONS AND RENT INCREASES, RISKS INHERENT IN THE CONSTRUCTION OF NEW THEATERS, THE ABILITY TO SECURE NEW LOCATIONS ON FAVORABLE TERMS, INTENSE COMPETITION IN THE INDUSTRY, DEPENDENCE ON CONCESSION SALES AND SUPPLIERS, EARTHQUAKES AND OTHER NATURAL DISASTERS AND THE ABILITY TO SECURE ADEQUATE FINANCING ON ACCEPTABLE TERMS TO SUPPORT GROWTH.

                                     PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

GENERAL

CinemaStar Luxury Theaters, Inc. (the "Company") develops, leases, owns and operates multi-screen, primarily first-run movie theater locations in Southern California and Northern Mexico. Approximately 30% of the Company's revenue is derived from concession sales, under 2% is derived from the operation of video games and the remainder is derived from theater admissions. To date, the Company has incurred significant net losses during each fiscal year in which it has been in operation. The Company currently operates theaters having a total of 79 screens in San Diego and Riverside Counties in Southern California and in Tijuana, B.C., Mexico. Construction of the Company's first theater, an eight screen leased theater complex at the Mission Marketplace Shopping Mall in Oceanside, California, was completed in November 1991. In July 1997 the Company added five more screens to this theater. In May 1992 the Company opened Galaxy Six Cinemas, a six screen leased theater complex in Bonsall, California. In May 1993 the Company opened Chula Vista 10, a ten screen leased theater complex in Chula Vista, California. The Company acquired Chula Vista 6, a six screen owned complex in Chula Vista, California in August 1995 that was significantly refurbished in March 1998. In March 1996 the Company opened a leased 14 screen theater in Riverside, California, in August 1996 a ten screen leased theater in Perris, California and in November 1996 a ten screen leased theater in Riverside, California. In November 1997, the Company's 75%-owned subsidiary in Mexico opened Plaza Americana 10, a leased ten screen theater in Tijuana, B.C., Mexico.

The Company has pursued a strategy of selectively developing and leasing multi-screen theaters, except for Chula Vista 6, which it owns. In evaluating theaters, the Company attempts to locate sites in which it believes it can achieve a leading market position as the sole or leading exhibitor in the targeted film licensing zone, a geographic area established by film distributors in which a given film is allocated to only one theater. The Company believes that 59 of its 69 screens located in the United States are located in film zones in which it is the only exhibitor, although there are not significant barriers to entry for the Company's competition in these film zones. By developing theaters in film zones in which there are a limited number of theaters, the Company believes it is able to negotiate more effectively with motion picture distributors to supply the Company's theaters with the most desirable films. Film zones are designated in the sole discretion of film distributors and may be changed at any time for a variety of reasons, most of which are outside the control of the Company. While the Company believes it can favorably compete with respect to the licensing of films, poor relationships with film distributors, a disruption in the production of motion pictures or poor commercial success of motion pictures booked by the Company would have a material adverse effect upon the Company's business, results of operations and/or liquidity.

The Company believes that the locations of its theaters, its high-quality sound systems and projection equipment, its luxurious appointments, such as comfortable seats and spacious seating configurations, and its carefully selected and trained staff allows it to attract patrons and provide them with an enjoyable movie-going experience. The Company's theater complexes typically contain multiple auditoriums each having 120 to 500 seats, allowing the Company the flexibility to adjust screening schedules by shifting films amongst the larger and smaller auditoriums within the same complex in response to audience demand. The Company expects that its future growth will be dependent upon its ability to develop new theaters in desirable locations, although it may consider strategic acquisitions of existing theaters or theater chains.

The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and locating new theater sites. Many of the Company's competitors, including Pacific Theaters and Mann Theaters, have been in existence longer than the Company, are better established in the markets in which the Company's theaters are or may be located and are better capitalized than the Company. Competition also can come from other sources such as cable television and video tapes.

The Company was incorporated in California in April 1989 under the name Nickelodeon Theater Co., Inc. and adopted its current name in August 1995. The Company's offices are located at 12230 El Camino Real, Suite 320, San Diego, CA 92130 and its telephone number is (619) 509-2777.

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

Theatrical motion picture exhibition is typically the initial release vehicle for filmed entertainment. In recent years, however, alternative delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassettes and pay-per-view. Management believes that the emergence of these and other new forms of home entertainment has not adversely effected theater admissions, as evidenced by the relatively stable motion picture attendance patterns over the past ten years, approximately 1.0 billion to 1.2 billion per year during this 10-year period. There can be no assurance, however, that new or alternative forms of entertainment or motion picture delivery systems will not adversely impact motion picture attendance in general or at the Company's theaters in particular in the future.

Historically, the motion picture industry's largest producers and distributors have been the seven major studios (Paramount, Disney/Touchstone, Warner Brothers, Columbia/Tri-Star, Universal, 20th Century Fox and MGM/UA), with no single studio dominating the film distribution market. Since 1989, films distributed by these companies have accounted for between approximately 84% and 96% of annual U.S. admissions revenues.

The motion picture exhibition industry tends to be seasonal, as major film distributors generally release the films expected to have the greatest commercial appeal during the summer and the Thanksgiving through year-end holiday season. The Company believes, however, that this seasonality has been reduced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

BUSINESS STRATEGY

To attain substantial profitability, the Company believes it must develop new theaters in new or existing markets, and/or add screens at already developed locations. Expanding into markets in which it believes it can achieve a market position as a leading motion picture exhibitor is one of the Company's key operating strategies. In choosing potential development sites, the Company's primary concerns are to identify potential theater sites in which it believes it will be the sole or leading exhibitor in the target film zone and to lease or acquire such sites at a reasonable cost. In the selection of a potential theater site, the Company also considers whether the size and demographics of the surrounding population, the accessibility and visibility of the theater site and economic trends in the surrounding community are favorable to increased motion picture attendance. The Company determines whether or not it will own or lease the theater based upon the consideration of numerous factors including, but not limited to, the ability to finance the site, the expected performance of the theater and the required involvement of developers. The Company may develop theaters on a stand-alone basis or as part of an overall retail, entertainment and/or shopping mall development.

The pursuit of multi-screen theaters is another key element of the Company's strategy. The Company believes multi-screen theaters reduce its dependence on any single film, allow it to more effectively respond to demand by adjusting its screening schedules during the release life of a given film and provide it with operating efficiencies through staggered film starts that enable the Company to reduce the amount of total staffing required to show its films. The Company also attempts to develop and operate conveniently located, high quality facilities that offer a wide variety of films. To enhance the movie going experience and attract new and/or repeat patronage, the Company tends to invest in high-quality sound and projection equipment, luxurious appointments and a carefully selected staff trained to emphasize service.

DEVELOPMENT OF THEATERS

Once a potential theater site has been leased or acquired, the Company formulates a plan to finance and construct the theater. While the Company generally oversees the design, development and construction of its theaters, it also utilizes independent architects, building and governmental compliance consultants and construction project managers. In the case of a newly developed theater that will be leased by the Company, the landlord or developer typically provides a construction allowance, with the Company responsible for the cost of completing construction of the theater. Thus, in the event that the ultimate cost of the theater is greater than the allowance, the Company is required to fund any excess.

While the Company believes that its direct oversight of the design and construction of its theaters provides a certain degree of control over the quality, cost and timing of construction, the Company remains subject to many of the risks inherent in the development of real estate, including the risk of construction cost overruns and delays. Other risks associated with the development and construction of theaters include the impact of changes in federal, state or local laws or regulations, labor strikes, adverse weather, earthquakes and other natural disasters, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any pending or proposed theater development in a timely manner or within the proposed cost allowance.

REVENUES

In addition to revenues from box office admissions, the Company receives revenues from concession sales. These sales historically have constituted approximately 27% to 32% of the Company's revenues for a given fiscal year. During each of the Company's 1998 and 1997 fiscal years, concession sales constituted 29% of the Company's total revenues. During fiscal 1998, the Company had long-term concession lease agreements with Pacific Concessions, Inc. ("PCI") for all of its theaters in operation in the United States. Pursuant to the terms of these agreements, PCI installed and supplied counters, equipment, paper and food items in a given theater, while the Company provided the concession space and employees to operate the concession stands. The concession lease agreements with PCI provided that the Company receive a percentage of the gross concession revenues generated at a given theater and PCI received the balance of concession revenues. In accordance with the provisions of these concession lease agreements (which had terms ranging from two to ten years), the Company issued notice of termination to PCI on December 15, 1997, paying early termination fees of $1,859,352 and taking direct control of its concession operations upon expiration of the applicable notice periods (either five or six months depending upon the theater).

The Company also operates video games and skill games at each of its locations. Most of the proceeds from these operations go to cover video game purchases and maintenance of the equipment, and therefore no meaningful profits are derived from this business. Video games do not constitute a significant portion of the Company's revenues. During fiscal 1998 and 1997, revenues from video games were $376,441 (1.5% of total revenues) and $309,330 (1.6% of total revenues), respectively.

ADVERTISING AND MARKETING

The Company principally relies upon advertisements and movie schedules published in newspapers to inform its patrons of film selections and show times. Primary television, radio and print advertising campaigns for major film releases are carried out and paid for by film distributors. The Company also participates in national "co-op" advertising with all major film distributors whereby the Company and a film distributor share the cost of advertising for a feature, including in the advertisements that the film is showing at one or more of the Company's theaters. The Company's theaters also show previews of coming attractions and films already playing at the Company's other theaters in the same market area. In connection with the opening of a new theater, the Company utilizes a variety of promotional programs to create public awareness of the theater. Such promotional programs include free movies, discounted tickets, community charity activities and concession programs, as well as more traditional printed advertising.

FILM LICENSING

The Company licenses films from distributors on a film-by-film and theater-by-theater basis. Prior to negotiating for a film license, representatives of the Company generally have the option to preview and evaluate upcoming films. The Company's success in choosing a given film to license depends to a large extent on its knowledge of trends and historical film preferences of the residents in markets served by its theaters, as well as on the extent of the availability of commercially attractive motion pictures from which to choose.

Films are licensed from both major film distributors and independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones, generally encompassing a radius from three to six miles in metropolitan and suburban markets (depending primarily on population density), and allocate each available film to one theater within that zone. The Company generally attempts to locate its theaters in film zones in which it is the sole exhibitor or one of a few exhibitors, thereby permitting the Company to exhibit many of the most commercially successful films in these zones. The Company believes that 59 of its 69 screens in the United States are located in film zones in which it is the sole exhibitor and that the University Village 10 is the leading theater in its film zone, although there are no significant barriers to entry in these film zones for the Company's competitors.

In film zones where the Company is the sole exhibitor, film licenses generally are obtained by the Company by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there are multiple exhibitors, a distributor will either require the exhibitors in the zone to bid for a film or will allocate films among the exhibitors in the film zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered which movies and then that exhibitor will negotiate film rental terms directly with that distributor. At present, the Company does not bid for films in any of its markets, although it may be required to do so in the future.

Film licenses entered into under a negotiated process typically specify rental fees based on the higher of a gross-receipts formula or theater admissions revenue formula. Under a gross-receipts formula, the distributor receives a specified percentage of box office receipts from the licensed film with the percentage declining over the term of the film run. First run film rental fees usually begin at approximately 70% of box office receipts for the licensed film and gradually decline, over a period of four to seven weeks, to as low as 30% of box office receipts. Under a theater admissions revenue formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts for a given film over a negotiated allowance for theater expenses. In addition, if the distributor deems a film to be extremely promising, or if the distributor believes the Company's financial position is not strong enough to warrant an extension of credit, it may require the Company to make advance payments of film rental fees in order to obtain a license for a film. To date, the Company has not been required to make any such advance payments, but there is no assurance that such payments will not be required in the future. Although not specifically contemplated by the provisions of film licenses, the terms of film licenses often are adjusted or renegotiated by distributors subsequent to the initial release of the film.

The Company's business is dependent upon the availability of marketable motion pictures and its relationships with distributors. While many "independent" distributors provide first run movies to the motion picture exhibition industry, distribution historically has been dominated by seven distributors (Warner Brother, Paramount, 20th Century Fox, Universal, Disney/Touchstone, MGM/UA and Columbia/Tri-Star) that have accounted for between approximately 84% and 96% of domestic admission revenues since 1989, and virtually every one of the top grossing films in a given year, since 1989. No single one of these seven major distributors dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, poor commercial appeal of motion pictures or poor relationships with distributors would have a material adverse effect upon the Company's business and results of operations.

COMPETITION

The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, the terms of which can depend on the seating capacity, location and prestige of an exhibitor's theaters, the quality of projection and sound equipment at the theaters and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices. The Company believes that it competes favorably with respect to each of these factors. Many of the Company's competitors, however, are constructing new theaters utilizing stadium seating in which each row is a step higher than the one in front of it. Such stadium theaters are more expensive to construct than traditional theaters. The Company believes that stadium theaters constructed by competitors in the vicinity of certain of its current theaters, which do not have stadium seating, may have a detrimental effect on the competitiveness and profitability of its theaters. In addition, this trend towards stadium seating increases the cost per screen for a new theater complex. If this increased cost cannot be passed onto the landlords or developers in the construction allowance for the Company's future projects, the Company could be required to contribute a greater amount of the overall development costs with respect to these projects.

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of a single screen theater to large national chains of multi-screen theaters affiliated with entertainment conglomerates. Many of the Company's competitors, including Pacific Theaters and Mann Theaters, have been in existence significantly longer than the Company, are better established in the markets where the Company's theaters are or may be located and are better capitalized than the Company.

Many of the Company's competitors have established, long-term relationships with the major motion picture distributors, who distribute a large percentage of the commercially successful films. Although the Company attempts to identify film licensing zones in which there is no substantial competition, there are no real barriers to entry with respect to a given film zone for the Company's competitors and there can be no assurance that the Company's competition will not develop theaters in the same film zones or otherwise in the same geographic vicinity as the Company's theaters.

The Company believes that there is a growing trend in the motion picture exhibition industry toward larger, multi-screen theater complexes having as many as 30 screens, which are part of larger family entertainment centers offering both traditional motion picture entertainment and other forms of family entertainment for its patrons. As a result, certain of the Company's competitors have sought to significantly increase their number of theaters and screens in operation. Continued increase may cause certain markets to become over-screened, resulting in a negative impact on the earnings of the theaters located in such markets, including the Company's theaters. This trend also could have a negative impact on the Company's ability to identify attractive sites for development.

Future advancements in motion picture exhibition technology and equipment may result in the development of state-of-the-art theaters by the Company's competitors that could make the Company's current theaters obsolete. There can be no assurance that the Company will be able to incorporate such new technology or equipment, if any, into its existing or future theaters.

In recent years, alternative motion picture exhibition delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassettes and pay-per-view. While the impact of such delivery systems on movie theaters is difficult to determine, there can be no assurance that they will not adversely impact attendance at the Company's theaters. Movie theaters also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

GOVERNMENT REGULATION

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The Company has never been a party to any such cases but its licensing operations are subject to decrees issued in connection with such cases. Consent decrees resulting from these cases, which predate the formation of the Company, bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theater-by-theater basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with the major distributors, but must negotiate for licenses on a film-by-film and theater-by-theater basis.

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

EMPLOYEES

As of June 15, 1998, the Company employed 487 persons, of which 61 were full-time and 426 were part-time employees. Of the Company's employees, 19 are corporate personnel, 42 are theater management personnel and the remainder are hourly personnel. The Company is not subject to any union or collective bargaining agreements and considers its employee relations to be good.

ITEM 2 - DESCRIPTION OF PROPERTY

PROPERTY

The Company currently operates eight theaters with an aggregate of 79 screens in San Diego and Riverside Counties, in California and Tijuana, Mexico. Of the eight theaters, the Company owns the land and building for Chula Vista 6 and the remaining seven are operated pursuant to lease agreements. There is a mortgage on the owned theater of approximately $1,600,000.

The Company's leased theaters are subject to lease agreements with original terms ranging from 15 to 25 years and renewal options for an additional 10 to 15 years. The leases provide for minimum annual rentals and generally require additional rental payments based on a percentage of revenues over a base amount. All of the Company's leases are triple net leases, which require the Company to pay, in addition to rent, the cost of insurance, taxes and a portion of the lessor's operating expenses. The following is a summary of the theater specifications as of June 25, 1998:


Theater Name                        Location                              Sq. Ft.      # of Screens    # of Seats      Leased/Owned
------------                        --------                              -------      ------------    ----------      ------------
Chula Vista 10(1)                   Chula Vista, CA                        34,000            10            2,178        Leased
                                    (South San Diego County)

Chula Vista 6                       Chula Vista, CA                        22,500             6            1,424        Owned
                                    (South San Diego County)

Mission Marketplace                 Oceanside, CA                          43,000            13            2,168        Leased
                                    (San Diego County)

Galaxy Six Cinemas                  Bonsall, California                    22,780             6            1,340        Leased
                                    (River Village Shopping Center)

Ultraplex 14 at Mission Grove       Riverside, CA                          46,000            14            2,743        Leased
                                    (Mission Grove Plaza,
                                    Riverside County)

Perris 10                           Perris, CA                             35,000            10            1,822        Leased
                                    (Perris Plaza Retail Shopping
                                    Center)

University Village 10               Riverside, CA                          42,000            10            2,099        Leased
                                    (adjacent to University of
                                    California at Riverside)

Plaza Americana 10(2)               Tijuana, B.C., Mexico                  40,000            10            1,853        Leased
                                    (Plaza Americana Shopping Mall)

In December 1996, the Company signed a long-term lease agreement for the development of a new 20-screen theater in San Bernardino, California (the
"San Bernardino Facility"). Pursuant to the terms of the lease, lease payments do not begin until the Company's acceptance of the completed building, which is not expected, if at all, until after fiscal 1999. Costs to the Company to complete and equip this facility are estimated at approximately $3,500,000. The Company currently is in dispute with the landlord of this property over the status of the lease. See "Legal Proceedings" below.

After March 31, 1998, the Company entered into a long-term lease for the development of a 16-screen theater in Oceanside, California (the "Oceanside Facility"). Pursuant to the terms of the lease, lease payments do not begin until the Company's acceptance of the completed building. Costs to the Company to complete and equip this facility are estimated at approximately $3,600,000. Subject to obtaining adequate financing, the Company expects to begin development of this facility in fiscal 1999, but does not expect completion of the building until after fiscal 1999.

On June 29, 1998, the Company's corporate office was re-located to 12230 El Camino Real, Suite 320, San Diego, California 92130 pursuant to a five year lease (with one option to renew for an additional five years) for approximately 4,000 square feet at an annual rent commencing at $110,400 and increasing to $120,000 by year five.

-----------------------
(1) Leased by the Company's wholly-owned U.S. subsidiary, CinemaStar Luxury Cinemas, Inc.

(2) Leased by the Company's 75%-owned Mexican subsidiary, CinemaStar Luxury Theaters, S.A. de C.V.

ITEM 3 - LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court, Case No. N07870, alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform. The complaint also alleges first year minimum rent of $174,240. While the Company has not had an opportunity to fully investigate the claims asserted in the complaint, it intends to vigorously defend this action. Management believes the Company's termination of the lease in question was in accordance with its terms, but there is no assurance that the Company ultimately will prevail in this action. In any event, the Company understands that the landlord has already leased the property to another tenant, which would significantly mitigate the damages that could be claimed by the landlord.

On November 7, 1997, MDA-San Bernardino Associates, LLC ("MDA"), the landlord of the San Bernardino Facility, filed an action for Unlawful Detainer in the Municipal Court of the State of California for the County of San Bernardino, Case No. 184164. The action sought to terminate the Company as tenant. The action was filed because MDA believed the Company had not satisfied certain financial conditions under the lease. The Company filed a response to this action and subsequently entered into a Stipulation for Entry of Judgment with MDA. The Company believes it is in a position to comply with all requirements of such Stipulation for Entry of Judgment, but unanticipated circumstances could have an adverse effect on its ability to so comply. As a result of MDA's delay in development of the project, the Company has not yet fully complied with all of the conditions of the Stipulation for Entry of Judgment. Additionally, management believes that as a result of MDA's failure of certain conditions precedent in the lease, the lease terminated on its own terms as early as January 9, 1998. MDA disputes the Company's position. The Company has informed MDA that if MDA does not fulfill such conditions precedent immediately, the Company will abandon the project.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters which the Company believes would have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock and Redeemable Warrants are traded over the counter on the NASDAQ Small Cap Market (Symbols: LUXY, LUXYW and LUXYZ). The table below shows the high and low bid prices as reported by the NASDAQ. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Due to the absence of two market makers for the securities, the Company has been informed that NASDAQ has delisted the Class B Redeemable Warrants as of June 27, 1998. The Company believes that it will be able to obtain a second market maker for the Class B Redeemable Warrants and has requested a hearing with NASDAQ. The delisting currently is postponed pending the results of the hearing. No assurance can be given, however, that the Company will be able to obtain a second market maker or prevail at the hearing.

                                                                                             CLASS B
                                                COMMON               REDEEMABLE            REDEEMABLE
                                                STOCK                 WARRANTS              WARRANTS
                                                (LUXY)                (LUXYW)               (LUXYZ)
                                           HIGH        LOW         HIGH       LOW        HIGH       LOW
FISCAL YEAR ENDED MARCH 31,
1997
First Quarter                              $8.44       $6.00      $3.19       $2.13    $ -         $ -
Second Quarter                              7.75        5.13       2.88        1.19      -           -
Third Quarter                               5.50        2.38       1.63        0.88      0.25        0.25
Fourth Quarter                              3.13        1.00       1.13        0.28      1.00        0.25
1998
First Quarter                               1.69        0.56       0.63        0.13      1.00        0.06
Second Quarter                              1.38        0.75       0.41        0.13      0.19        0.16
Third Quarter                               1.25        0.50       0.50        0.06      0.88        0.17
Fourth Quarter                              1.63        1.00       0.47        0.16      0.81        0.56

As of June 24, 1998, the Company had 143 shareholders of record.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. Where possible, the Company uses words like "believes", "anticipates", "expects", "plans" and similar expressions to identify such forward looking statements. The Company's actual results could differ materially from those discussed here. Factors, risks and uncertainties that could cause or contribute to such differences include the availability of marketable motion pictures, the increase of revenues to meet long-term lease obligations and rent increases, risks inherent in the construction of new theaters, the ability to secure new locations on favorable terms, intense competition in the industry, dependence on concession sales and suppliers, earthquakes and other natural disasters and the ability to secure adequate financing on acceptable terms to support growth.

RESULTS OF OPERATIONS

As of March 31, 1997 the Company had seven theater locations with a total of 64 screens. During the twelve months ended March 31, 1998, the Company added five additional screens to an existing location and a new ten screen location, increasing the Company's theaters to eight locations and 79 screens. These additions resulted in an increase in revenues and expenses for the twelve months ended March 31, 1998 compared to March 31, 1997. In addition, several transactions resulted in significant, non-recurring charges to operations. Of the $7,932,011 net loss incurred by the Company in fiscal year 1998, approximately $3,200,000 is due to non-recurring charges to operations, discussed in detail below. An additional approximate

$2,200,000 is comprised of professional fees, cash interest expense, international start-up and organizational costs and consulting fees, all of which management expects will decrease in fiscal 1999. There can be no assurance, however, that such decrease will occur or any decrease in such expenses will not be temporary.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $7,932,011 in the fiscal years ended March 31, 1997 and 1998, respectively. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens and the success of management's cost reduction efforts.

The ability of the Company to expand and add new screens either through the development of new theaters, the expansion of existing theaters or the acquisition of new theaters is contingent upon, among other things, the Company's obtaining new, third party financing to fund such growth. While the Company is attempting to secure an acquisition line from a senior, secured lender sufficient to meet the Company's current business plan, no definitive agreements have been reached and there is no assurance that this or any other financing will be obtained by the Company on commercially reasonable terms. The Company has entered into agreements, negotiations and/or discussions pertaining to the development of a 20 screen theater complex and a 16 screen theater complex in San Bernardino, California and Oceanside, California, respectively. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be given that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997.

Total revenues for the year ended March 31, 1998 increased 32.7% to $26,050,143 compared to $19,631,621 for the previous fiscal year. The addition of new theaters and screens during fiscal 1998 and fiscal 1997 accounted for approximately $6,130,000 or 95.5% of the total increase in revenues. Admission revenues increased by $4,396,912, or 32.4%, and concession sales and other operating revenues increased by $2,021,610, or 33.4%. Admission revenue per screen increased slightly, approximately 3%, from $252,000 per screen in fiscal 1997 to $259,000 per screen in fiscal 1998.

Film rental and booking costs for the year ended March 31, 1998 increased 30.9% to $9,943,669 compared to $7,593,600 for the previous fiscal year. The increase in film rental and booking costs, usually paid as a percentage of admission revenues, resulted from the increase in number of screens discussed above. As a percentage of admission revenues, film rental and booking costs remained fairly constant from fiscal 1997 to fiscal 1998, decreasing from 55.9% to 55.3%.

Due mainly to costs associated with the additional concession sales discussed above, the cost of concession supplies for the year increased 54.0% from $1,822,651 in fiscal 1997 to $2,807,020 in fiscal 1998. As a percentage of concession revenues, concession costs for the year ended March 31, 1998 increased to 37.1% from 32.0% for the year ended March 31, 1997. The percentage increase was the result of modifications to concession lease agreements with PCI granted in connection with loans obtained by the Company from PCI. See "Liquidity and Capital Resources." As of June 15, 1998, the Company ceased using PCI to provide concession operations at any of its theaters and began operating such concessions itself. Management believes that contracting directly with the concession suppliers at competitive rates will materially decrease the Company's cost of concessions and increase the Company's gross profit margin on concession sales in future years. The inability to continue obtaining favorable terms from concession suppliers, however, would have an adverse impact on this anticipated increase in profits from concession sales.

Theater operating expenses for the year ended March 31, 1998 increased 67.5% to $10,882,570 compared to $6,497,574 for the previous fiscal year. This increase was due, in part, to the addition of new theaters and the increase in federally mandated minimum wages. In addition, the Company recorded expenses in fiscal 1998 for certain additional rent obligations, common area maintenance expense and property tax liabilities related to operations of certain theater complexes. As a percentage of total revenues, theater operating expenses increased 8.7%, from 33.1% in fiscal 1997 to 41.8% in fiscal 1998.

Selling, general and administrative expenses for the year ended March 31, 1998 increased 13.2% to $4,140,810 compared to $3,655,916 for the previous fiscal year. While a portion of the increase was due to increased overhead and advertising and promotion costs incurred in connection with the opening and operating of new theaters, as a percentage of total revenues, selling, general and administrative costs decreased to 15.9% from 18.6%. Selling, general and administrative expenses for fiscal 1998 also included approximately $600,000 of professional fees, approximately $300,000 from international start-up and organizational expenses and approximately $520,000 in consulting fees, all of which management expects will decrease in fiscal 1999. There can be no assurance, however, that such decrease will occur or any decrease in such expenses will not be temporary.

The Company incurred in fiscal 1998 a one-time charge in the amount of $1,859,352 resulting from the termination of concession lease agreements with PCI. In accordance with the provisions of these concession lease agreements (which had terms ranging from two to ten years), the Company issued notice of termination to PCI on December 15, 1997, paid the full amount of the termination fee and took direct control of its concession operations upon expiration of the applicable notice periods (either five or six months, depending upon the theater).

The Company incurred in fiscal 1998 a one-time expense of $1,056,224 in connection with the settlement of certain management contracts previously entered into with four former officers and directors of the Company and the settlement of certain other matters amongst the parties. The Company effected the settlement by making aggregate cash payments of $875,000, forgiving outstanding loans and remaining as guarantor on a personal loan. The settlement agreement also contains mutual general releases of the parties with respect to all prior known and unknown claims.

Depreciation and amortization for the year ended March 31, 1998 increased 38.2% to $2,255,251 compared to $1,631,534 for the previous fiscal year, due to the depreciation of furnishings, fixtures and equipment purchased for the new theaters opened or expanded in fiscal 1998 and a charge of $250,000 to write-down certain assets.

Non-cash interest expense for fiscal 1998, totaling $328,750, resulted from the issuance of debt with detachable warrants and represents the value of the detachable warrants. This debt was paid in full with interest prior to March 1998. The non-cash interest expense of $2,048,997 for fiscal 1997 was incurred in connection with the issuance of debentures that were convertible at a discount from the market price of the common stock, all of which became convertible in fiscal 1997.

Interest expense for the fiscal year ended March 31, 1998 increased to $777,655 or 14% compared to $678,041 for the previous fiscal year. The increase resulted from higher than average of debt levels with higher than average interest rates. The majority of the Company's debt has been repaid from the proceeds of the equity transactions consummated on December 15, 1997. Management believes that the Company's remaining debt is at commercially reasonable rates. In addition, any new debt financing obtained by the Company is not likely to be required until at least the fourth quarter of fiscal 1999. No assurance can be given, however, that the Company will be able to obtain any additional debt, on more favorable terms or otherwise, or maintain such lower debt levels.

Interest income for the twelve months ended March 31, 1998 increased to $70,747 from $36,940 for the twelve months ended March 31, 1997. This increase is attributable to changes in cash balances resulting from the various bridge loan proceeds and the completion of the equity financing transaction on December 15, 1997. See "Liquidity and Capital Resources."

As a result of the above factors, the net loss for the year ended March 31, 1998 increased 84.3% to $7,932,011 from $4,304,370 for the fiscal year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past, new theater openings have been financed with internally generated cash flow, long-term debt financing or leasing arrangements of facilities and equipment, the offering to the public of equity securities and the private placement of convertible debentures. During fiscal 1998, however, the Company determined that it lacked the resources necessary to finance its current capital obligations through traditional sources and sought additional capital through alternative financing sources. On September 23, 1997, the Company entered into a definitive agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, L.L.C. ("CAP") and Reel Partners L.L.P. ("Reel") whereby Reel provided $3,000,000 of interim debt financing (the "Bridge Loan") and CAP was to provide $15,000,000 of equity financing (the "Equity Financing").

The Watley Group, LLC ("Watley") was engaged by the Company to facilitate the transactions contemplated in the CAP Agreement. In connection with this engagement, the Company paid to Watley on December 15, 1997 a cash fee in the amount of $962,250. Concurrently, Watley acquired from the Company for $212,250 warrants to purchase 1,768,446 shares of the Company's common stock at an exercise price of $0.848202 per share (the "Watley Warrants"). The Company has been informed that Watley paid $150,000 of its cash fee and transferred warrants to acquire 1,018,446 shares of the Company's common stock to certain affiliates of CAP and/or Reel for the purpose of reimbursing them for legal and other expenses incurred in connection with the transactions contemplated in the CAP Agreement. Prior to execution of the CAP Agreement, the Company issued 75,000 shares of common stock (the "Reel Shares") to affiliates of Reel for the purpose of reimbursing that entity for legal and other costs incurred in connection with the transaction and as inducement for the continuation of negotiations with respect to the Bridge Loan.

The Bridge Loan provided the Company with the funds necessary to meet certain of its current obligations and to repay certain indebtedness. In connection with the Bridge Loan, the Company issued to Reel detachable warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.848202. Pursuant to the terms of the CAP Agreement, 1,500,000 of such warrants were canceled upon the successful consummation of the Equity Financing. Therefore, warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.848202 (the "Bridge Warrants") were issued to Reel in connection with the Bridge Loan. The Bridge Loan was paid in full with interest on December 15, 1997 from proceeds of the Equity Financing.

Concurrent with the execution of the CAP Agreement, the Company issued to CAP a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.848202 (the "Signing Warrants"). On December 15, 1997, CAP consummated the Equity Financing, purchasing 17,684,464 shares of common stock at a purchase price of $0.848202 per share, and pursuant to the CAP Agreement the Company issued to CAP warrants to purchase an additional 1,630,624 shares of common stock at an exercise price of $0.848202 per share (together with the Signing Warrants, the "CAP Warrants").

Pursuant to the terms of the CAP Agreement, the Company is obligated to issue additional shares of common stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) negative cash flow experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company and CAP have agreed that 1,351,256 Adjustment Shares shall be issued by the Company to CAP pursuant to the terms of the CAP Agreement as of June 29, 1998. To the extent there are (a) operating losses at the Company's Tijuana and/or San Bernardino facilities for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims such as the lease disputes described at "Legal Proceedings" above, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

On April 23, 1997, PCI provided the Company with a $2,000,000 loan (the "Initial PCI Loan") in exchange for the Company amending the concession lease agreements with PCI. In connection with the Initial PCI Loan, the Company issued warrants to PCI to purchase 100,000 shares of common stock at an exercise price per share equal to the lower of $.9344 or the average of the closing price of the Company's common stock the five days prior to any exercise of such warrants. As a result of the amendments to the concession lease agreements, PCI assumed direct responsibility for the concession operations at each of the Company's domestic theaters, and PCI paid to the Company a commission on concession sales generated. On December 15, 1997, the Initial PCI Loan was paid in full with interest and the concession lease agreements were terminated in accordance with the provisions thereof.

On August 29, 1997, PCI loaned to the Company an additional $500,000 (the "Second PCI Loan") on a short-term basis. In connection with the Second PCI Loan, the Company issued warrants to PCI to purchase 400,000 shares of common stock at an exercise price per share equal to the lower of $.9344 or the average closing price of the Company's common stock for the five days prior to any exercise of such warrants (together with the warrant exercisable for 100,000 shares of common stock described above, the "PCI Warrants"). The Second PCI Loan was paid in full with interest on September 24, 1997.

As of June 24, 1998, the Company had reserved for issuance upon exercise of outstanding or issuable warrants an aggregate of 19,856,849 shares of common stock. Issuance of equity securities for consideration below the applicable exercise price triggers certain anti-dilution provisions in the Company's Redeemable Warrants, the Company's Class B Redeemable Warrants and the Reel Warrants, the CAP Warrants and the Watley Warrants.

In fiscal year 1998, the following events triggered the anti-dilution provisions of the Redeemable Warrants and the Class B Redeemable Warrants (1) the issuance of 1,100,000 stock options each having an exercise price of $.875, (2) the issuance of 17,684,464 shares of common stock in the Equity Financing for a price per share equal to $.848202, (3) the issuance of the 500,000 PCI Warrants having an exercise price of $.9344, (4) the issuance of the 75,000 Reel Shares at a price per share of $.666, and (5) the issuance of the Watley Warrants, the CAP Warrants and the Reel Warrants, totaling 7,399,070 and each having an exercise price of $.848202 per share. After giving effect to these events, other events occurring prior to the 1998 fiscal year, the issuance of an additional 330,000 stock options at an exercise price of $.875 per share in April, 1998 and the obligation to issue 1,351,256 Adjustment Shares for no additional consideration, the shares of common stock issuable upon exercise of each Redeemable Warrant as of June 22, 1998 was 2.3622 and the shares of common stock issuable upon the exercise of each Class B Redeemable Warrant as of June 22, 1998 was 2.3551. Consequently, as of June 22, 1998, an aggregate of 10,980,833 shares of common stock are issuable upon exercise of the outstanding Redeemable Warrants at an exercise price of $2.54 per share and an aggregate of 533,278 shares of common stock are issuable upon exercise of the outstanding Class B Redeemable Warrants at an exercise price of $2.76 per share.

In fiscal year 1998, the following event triggered the anti-dilution provisions of the Reel Warrants, the CAP Warrants and the Watley Warrants: the issuance of 1,100,000 stock options each having an exercise price of $.875. After giving effect to this event, the issuance of an additional 330,000 stock options at an exercise price of $.875 per share in April, 1998, and the obligation to issue 1,351,256 Adjustment Shares for no additional consideration, the aggregate number of shares of common stock issuable pursuant to these warrants as of June 22, 1998 increased by 235,718 shares to 7,634,788 and the exercise price per share with respect thereto decreased $.0262 to $.822014.

On November 15, 1997, the Company completed and opened a 10 screen theater in Tijuana, Mexico. The Company owns the equipment used at this theater and its subsidiary, CinemaStar Luxury Theaters, S.A. de C.V. will lease this equipment from the Company. Pursuant to terms of the operating lease for the premises, CinemaStar Luxury Theaters, S.A. de C.V. was to obtain a bond to secure the payment of rent. Such bond was not obtained, and the landlord, Inmobiliaria Lumar S.A. de C. V., ("Lumar"), has agreed to accept a pledge of certain of the theater equipment used in the Tijuana theater as collateral to satisfy the lease requirement. This pledge of collateral will be effected through a Trust Agreement with a bank designated by Lumar. The Company is presently in the process of fulfilling the requirements of Lumar with regards to the pledge.

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At March 31, 1998, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $90,800,000. In addition, the Company signed a lease agreement for the San Bernardino Facility prior to March 31, 1998 and for the Oceanside Facility thereafter. The lease for the San Bernardino Facility will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease and the lease for the Oceanside Facility will require expected minimum rental payments aggregating approximately $30,425,000 over the 25-year life of the lease. Accordingly, existing minimum lease commitments as of March 31, 1998 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $161,900,000. Costs to the Company to complete and equip the San Bernardino Facility and the Oceanside Facility are estimated at approximately $3,500,000 and $3,600,000, respectively. The Company's ability to develop these projects is dependent upon several factors, including the performance of the landlord/developer under the leases in the construction of the facilities and the Company's ability to obtain satisfactory financing for the projects. In addition, the status of the lease for the San Bernardino Facility is in dispute. See "Legal Proceedings" above. Therefore, there can be no assurance that the Company will be able to complete these projects. In addition, because lease payments do not begin until acceptance of a completed building by the Company, it is not assured that the foregoing obligations with respect to a given project will materialize.

During the twelve months ended March 31, 1998, the Company used cash of $4,656,211 from operating activities, as compared to generating cash from operating activities of $1,827,943 for the twelve months ended March 31, 1997. This difference is due to factors discussed in "Results of Operations" above, including increased theater operating expenses, the opening of a new theater and the expansion and renovation of existing theaters, increased selling, general and administrative expenses as a result of domestic and international expansion, costs associated with the Bridge Loan, cost incurred in connection with other financing efforts, costs of settlement of management contracts and costs of penalties related to notice of early termination of concession lease agreements.

During the twelve months ended March 31, 1998, the Company used cash in investing activities of $4,112,950 as compared to $4,728,763 for the twelve months ended March 31, 1997. The principal use of cash in fiscal 1998 was purchases of property and equipment for the newly constructed theater and the expansion and renovation of existing theaters. The decrease from fiscal 1997 is due to lower purchases of fixed assets during the twelve months ended March 31, 1998 compared with the prior comparable period, during which more theaters had been opened.

During the fiscal year ended March 31, 1998, the financing activities described above provided the Company with $11,649,493 from financing activities. The net proceeds of $13,154,053 from the issuance of common stock and $738,375 from the issuance of common stock warrants provided by the Equity Financing on December 15, 1997 was partially offset by the repayment of certain bank debt and loans to the Company from PCI and Reel.

At March 31, 1998, the Company held cash, cash equivalents and working capital in the amounts of $3,481,978 and $453,497, respectively. Management believes that cash, cash equivalents and working capital should be adequate to fund the existing operations of the Company during fiscal 1999. However, should the Company require additional financing, there can be no assurance that the Company will be able to obtain such financing on reasonable terms, and a failure to obtain such financing could have a material adverse effect on the financial condition and results of operations of the Company.

As of March 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $11,000,000 and $5,500,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income, and they expire in 2006 through 2013 if not utilized prior to that time. The California NOLs are available to offset future years taxable income, and they expire in 1999 through 2003 if not utilized prior to that time. The annual utilization of NOLs will be limited in accordance with restrictions imposed under the Federal and state laws as a result of changes in ownership. The Company's initial public offering and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period will be subject to certain specified annual limitations.

At March 31, 1998, the Company has total net deferred income tax assets in excess of $4,900,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not "more likely than not" in light of the Company's recurring losses from operations.

On November 7, 1997, the Company received notice that The Nasdaq Stock Market, Inc. ("NASDAQ") was taking action to delist the Company's common stock from trading on the Nasdaq SmallCap Market due to a failure of the Company to meet applicable listing standards and demonstrate an adequate plan for complying with such listing standards in the future. On November 12, 1997, the Company appealed this decision and attended a hearing before a Listing Panel. Such appeal was successful, and on January 13, 1998, the Company was informed by NASDAQ that it was in compliance with the listing standards and would remain listed assuming continued compliance. If the Company is not able to maintain continued compliance with the listing standards (including maintaining a trading price per share for its common stock in excess of $1.00) and NASDAQ ultimately delists the Company's common stock, the liquidity of such common stock could be adversely affected.

In addition, due to the absence of two market makers for its Class B Redeemable Warrants, the Company has been notified by NASDAQ that these have been delisted effective June 27, 1998. The Company believes it will be able to obtain a second market maker for the Class B Redeemable Warrants and has a requested a hearing with NASDAQ. The delisting is currently postponed pending the results of the hearing. No assurances can be given, however, that the Company will be able to obtain a second market maker or prevail at the hearing.

SEASONALITY

The Company's revenues have been seasonal, coinciding with the timing of major releases of motion pictures by the major distributors. Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter this trend. The timing of such releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for subsequent quarters.

YEAR 2000

The Company has performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company does not expect that the cost of any modifications will cause reported financial information not to be indicative of future operating results or financial condition. The year 2000 issue may impact the operations of the Company indirectly by affecting the operations of its suppliers, business partners, customers and other parties that provide significant services to the Company. The Company expects to complete during fiscal 1999 a review of potential year 2000 issues with these parties. The Company currently is unable to predict the extent that the year 2000 will have on these parties and, consequently, on the Company.

CURRENCY FLUCTUATIONS

The Company is subject to the risks of fluctuations in the Mexican Peso with respect to the U.S. dollar. These risks are heightened because revenues in Mexico are collected in Mexican Pesos, but the lease is denominated in U.S. dollars. While the Company does not believe it has been materially adversely effected by currency fluctuations to date, there can be no assurance it will not be so affected in the future and it has taken no steps to guard against these risks.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have any effect on its results of operations.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 will have no effect on the Company's results of operations.

In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company has adopted this practice, which has not had a material impact on its results of operations.

ITEM 7 - FINANCIAL STATEMENTS

The Company's audited consolidated financial statements for the years ended March 31, 1998 and 1997 are presented immediately following on pages F-1 to F-17.

ITEM 8 - CHANGE IN CERTIFYING ACCOUNTANT.

On April 16, 1998, the Company dismissed BDO Seidman, LLP as its independent public accountants. Such dismissal was approved by the Company's Audit Committee. In connection with the audits for the two most recent fiscal years and through April 16, 1998, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years. The Company engaged Arthur Andersen LLP as its new independent public accountants as of April 16, 1998.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information concerning the Company's current directors and executive officers:


NAME                                     PRINCIPAL OCCUPATION                                                               AGE
----                                     --------------------                                                               ---
Jack R. Crosby                           Director; Chairman of the Board of Directors and Chief Executive Officer            71
Frank J. Moreno                          Director; President and Chief Operating Officer                                     58
Jack S. Gray, Jr.                        Director; Vice Chairman of the Board of Directors                                   41
Thomas G. Rebar                          Director and Member of the Compensation and Audit Committees; Secretary             35
Wayne B. Weisman                         Director and Member of the Compensation and Audit Committees                        42
Winston J. Churchill                     Director and Member of the Compensation Committee                                   57
Norman Dowling                           Chief Financial Officer, Vice President and Assistant Secretary                     35
James J. Villanueva                      Executive Vice President                                                            35
Neil R. Austrian, Jr.                    Executive Vice President                                                            33

--------------------

JACK R. CROSBY has been Chairman of the Board of Directors of the Company since December 1997 and Chief Executive Officer of the Company since
February 1998. Mr. Crosby was Chairman of the Board of Directors of the Tescorp, Inc., a publicly traded company which owns and operates cable television systems in Argentina, since its inception in 1980, and was Chief Executive Officer from 1991 until it was sold in February, 1998. Mr. Crosby is the General Partner of Rust Group, L.P., a Texas limited partnership holding certain of Mr. Crosby's business assets, and he is the president of Rust Investment Corp., the general partner of Rust Capital, Ltd. ("Rust Capital"), an investment limited partnership with its headquarters in Austin, Texas. Mr. Crosby presently serves as a director of Prime Venture I ("Prime Venture") of Austin, Texas. Prime Venture and its affiliates own and operate cable television systems in Las Vegas, Nevada. Mr. Crosby also serves as a director of three other publicly traded companies: National Dentex Corporation, a manufacturer of dental appliances, DSI Toys, Inc., a toy manufacturer and distributor, and Heartland Wireless Communications, Inc., a wireless television company. From 1982 through early 1985, he served as a director of Orion Pictures. As a principal of Rust Group, L.P., Mr. Crosby participated in the purchase of selected motion picture theaters from Wometco Theaters, Inc. in 1990 before selling them in 1994.

FRANK J. MORENO has been a Director of the Company since April 1998 and President and Chief Operating Officer of the Company since February 1998, and served as a consultant to the Company in December 1997 through February 1998. Prior to joining the Company, Mr. Moreno was the President and Chief Executive Officer of Theater Acquisitions L.P., a privately-owned company formed by Jack Crosby and Mr. Moreno in 1990 to purchase selected movie theaters in Florida and Puerto Rico from Wometco Enterprises Inc. Under Moreno's leadership, Theater Acquisitions L.P. expanded the circuit and significantly increased its operating performance before being sold in 1994. Mr. Moreno has significant experience in the movie exhibition industry.

JACK S. GRAY, JR. has been a Director and Vice Chairman of the Board of Directors of the Company since April 1998. Prior to that, he served as President and Chief Operating Officer of Tescorp, Inc., a NASDAQ traded company, from March 1991 until February 1998. Mr. Gray has acted as partner, officer and/or director of Rust Group, L.P. and/or its affiliates since 1983.

THOMAS G. REBAR has been a Director and Member of the Compensation and Audit Committees of the Company since December 1997 and Secretary of the Company since April 1998. Mr. Rebar is also Managing Director of SCP Private Equity Management, L.P., the general partner of SCP, a private equity investment fund, which position he has held since June 1996. From 1989 until joining SCP in 1996, Mr. Rebar served as Senior Vice President of Charterhouse Inc., an investment banking firm. Prior to joining Charterhouse, Inc., Mr. Rebar was a member of the corporate finance department at Bankers Trust Company.

WAYNE B. WEISMAN has been a Director and Member of the Compensation and Audit Committees of the Company since December 1997. Mr. Weisman has been a partner of SCP Private Equity Management, L.P., the general partner of SCP, since the inception of SCP in 1996. Since 1991, Mr. Weisman has served as Vice President of CIP Capital Management, Inc., the general partner of CIP Capital,

L.P., a small business investment company, or in a similar capacity in the predecessors to such entities. From 1992 to 1994, he served as a director and Executive Vice President of Affinity Biotech. Inc., and Vice President and General Counsel of its successor, IBAH, Inc. From 1987 to 1990, Mr. Weisman ran an independent investment management and advisory firm. He formerly practiced law with the Philadelphia firm of Saul, Ewing, Remick & Saul. Mr. Weisman is currently a director of Microleague Multimedia, Inc., a publicly traded publisher of multimedia products.

WINSTON J. CHURCHILL has been a Director and Member of the Compensation Committee of the Company since December 1997. Mr. Churchill has been the Managing General Partner of SCP Private Equity Management, L.P., the general partner of SCP, since SCP's inception in 1996. Mr. Churchill founded Churchill Investment Partners, Inc. in 1989 and CIP Capital, Inc. in 1990, each of which is an investment and venture capital fund, and continues to be a principal of each. From 1989 to 1993 he served as Chairman of the Finance Committee of the $24 billion Pennsylvania Public School Employees' Retirement System. From 1984 to 1989, Mr. Churchill was a general partner of Bradford Associates, a private investment firm in Princeton, New Jersey. Prior to that time, he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul for 16 years and was a member of its executive committee. Mr. Churchill is Chairman of the Board of Directors of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinkler systems and components, and IBAH, Inc., a publicly traded clinical research company for the medical and biotechnology industry.

NORMAN DOWLING has served as Vice President of the Company since December 1997 and as Chief Financial Officer and Assistant Secretary of the Company since November 1997. Prior to that, Mr. Dowling served as Director of Finance of Advanced Marketing Services, Inc., a publicly traded distributor of books and media products, from October 1993 until November 1997, and as Controller and then Director of Development and Acquisitions of Medical Imaging Centers of America, Inc. from May 1990 until October 1993. Mr. Dowling's professional experience also includes six years with the public accounting firm, Ernst & Young.

JAMES J. VILLANUEVA has served as Executive Vice President of the Company since December 1997. He has been a partner of Rust Group, L.P. since 1997. For the five years prior to his association with Rust Group, L.P., Mr. Villanueva was Vice President of Bastion Capital Corporation.

NEIL R. AUSTRIAN, JR. has served as Executive Vice President of the Company since April 1998. He has been a partner of the Rust Group since March 1998. Prior to that, he served as Chief Financial Officer and Senior Vice President of Tescorp, Inc. from August 1997 until February 1998, and as Vice President of Tescorp, Inc. from October 1994 until August 1997. Mr. Austrian was also an associate of Rust Capital, Ltd. from October 1988 until October 1994. Mr. Austrian is currently a director of Software Publishing Corporation Holdings, Inc.

There were eleven meetings of the Board of Directors of the Company during the last fiscal year. Each director attended at least 75% or more of the aggregate number of meetings of the Board of Directors and committees of the Board of Directors on which he served which were held during the last fiscal year.

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

Based on a review of the copies of such forms furnished to the Company, the Company notes that each of Frank J. Moreno, Jack S. Gray, Jr., Neil R. Austrian, Jr., CinemaStar Acquisition Partners, L.L.C., SCP Private Equity Partners, L.P. and Reel Partners, L.L.C. did not timely file a Form 3 Initial Statement of Beneficial Ownership of Securities in connection with becoming directors and/or officers of the Company or becoming 10% shareholders in the Company. Similarly, Jack R. Crosby, Norman Dowling, James J. Villanueva and Winston J. Churchill did not timely file a Form 4 Statement of Changes in Beneficial Ownership in connection with stock options and/or warrants issued to them by the Company during the Company's fiscal year ended March 31, 1998. The Company has been informed that each of Messrs. Moreno, Gray, Austrian, Crosby, Dowling, Villanueva and Churchill, and the entities of CinemaStar Acquisition Partners, L.L.C., Reel Partners, L.L.C. and SCP Private Equity Partners, L.P. will file the requisite notices within fifteen (15) days of the filing of this Form 10-KSB.

ITEM 10 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal year ended March 31, 1998 or is expected to exceed $100,000 in fiscal 1999. The table is divided into the current chief executive officers and other current executive officers, on the one hand, and the former chief executive officer and other former executive officers, on the other. The former executive officers served during the fiscal year ended March 31, 1998, but resigned on March 25, 1998, pursuant to the Settlement Agreement with the Company described under "Employment and Consulting Agreements" below.

                           SUMMARY COMPENSATION TABLE
                                                                                                                  Long Term
                                                                                                                 Compensation
                                                                                                                    Awards
                                                              Annual Compensation                                ------------
                                                           ------------------------                               Securities
Name and                                                                                       All Other Annual   Underlying
Principal Position                    Fiscal Year Ended    Salary             Bonus            Compensation(3)   Options/SARs
------------------                    -----------------    ------             -----            ------------      ------------
CURRENT EXECUTIVE OFFICERS:
Jack S. Crosby.......................         1998         $0(2)              0(1)                                 500,000(1)
Chairman of the Board of Directors            1997         $0                 0
and Chief Executive Officer                   1996         $0                 0
Frank J. Moreno......................         1998         $57,531(4)         0(1)(5)                              500,000(1)
President and Chief Operating                 1997         $0                 0
Officer                                       1996         $0                 0
Norman Dowling.......................         1998         $36,345(6)         0(1)(5)                              100,000(1)
Chief Financial Officer and Vice              1997         $0                 0
President                                     1996         $0                 0
Jack S. Gray, Jr.....................         1998         $0(2)              0(1)                                 0(1)(7)
Vice Chairman of the Board of                 1997         $0                 0
Directors                                     1996         $0                 0
Neil R. Austrian, Jr.................         1998         $0(2)              0(1)                                 0(1)(7)
Executive Vice President                      1997         $0                 0
                                              1996         $0                 0
FORMER EXECUTIVE
OFFICERS: (13)
John Ellison, Jr.....................         1998         $314,166(8)        $0                                   0
President and Chief Executive                 1997         $181,944           $50,000                              0
Officer                                       1996         $167,620           $50,000                              0
Alan Grossberg.......................         1998         $702,210(8)        $0                                   0
Acting Chief Financial Officer                1997         $182,640(9)        $30,000                              0
and Executive Vice President                  1996         $196,273(10)       $15,000                              0
Jerry Willits........................         1998         $290,571(8)        $0                                   0
Vice President                                1997         $88,935            $15,000                              0
                                              1996         $77,500            $ 7,500                              0
Jon Meloan...........................         1998         $182,312(8)        $0                   (3)             0
Vice President                                1997         $62,400            $10,000              (3)             2,000
                                              1996         $50,000            $0                   (3)             5,180

--------------------
(1) Pursuant to their stock option agreements, each of the current executive officers is entitled to a bonus, payable when the applicable tax payment is due, equal to the difference in the amount of federal income tax the executive officer is required to pay upon exercising his options if, and to the extent, such options had been considered incentive stock options for federal income tax purposes.

(2) Pursuant to Compensation Committee and Board of Directors consents, each dated April 29, 1998, Jack R. Crosby is to receive an annual salary of $175,000, Jack S. Gray, Jr. is to receive an annual salary of $100,000 and Neil R. Austrian, Jr. is to receive an annual salary of $100,000.

(3) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total of annual salary and bonus reported in this table for any named executive officer.

(4) Includes salary and consulting fees paid in fiscal 1998. Pursuant to the Employment Agreement by and between the Company and Frank J. Moreno, dated April 29, 1998, Mr. Moreno is to receive an annual salary of $250,000.

(5) Pursuant to the Employment Agreement by and between the Company and Frank J. Moreno, dated April 29, 1998, and the Employment Agreement by and between Norman Dowling and the Company dated June 18, 1998, Mr. Moreno and Mr. Dowling may be awarded bonus compensation at the discretion of the Board of Directors.

(6) Pursuant to the Employment Agreement by and between the Company and Norman Dowling dated June 18, 1998, Mr. Dowling is to receive an annual salary of $105,000.

(7) Pursuant to the Compensation Committee and Board of Directors consents, each dated April 29, 1998, Jack S. Gray, Jr. and Neil R. Austrian, Jr. were each granted options to acquire 150,000 shares of the Company's common stock as of that date.

(8) Includes an aggregate of $875,000 cash payments made by the Company pursuant to the Settlement Agreement described below. The Settlement Agreement also provided for a total of $172,696 plus interest in debt forgiveness and personal loan guarantees. See "Employment and Consulting Agreements."

(9) Includes $40,000 paid to Mr. Grossberg pursuant to the terms of a Film Booking Agreement pursuant to which Mr. Grossberg previously provided film booking services to the Company.

(10) Includes $52,000 paid to Mr. Grossberg pursuant to the terms of a Film Booking Agreement pursuant to which Mr. Grossberg previously provided film booking services to the Company.

OPTION GRANTS DURING FISCAL 1998

The following table sets out the stock options that were granted to the executive officers identified in the Summary Compensation Table during the fiscal year ended March 31, 1998:

                                                 OPTION GRANTS DURING FISCAL 1998
                         Number of Securities Underlying      % of Total Options Granted to      Exercise or Base    Expiration
Name                             Options Granted                Employees in Fiscal Year           Price ($/Sh)         Date
----                        -------------------------        ------------------------------        ------------         ----
Jack R. Crosby                       500,000                             45.45%                       $.875            12/15/2007
Frank J. Moreno                      500,000                             45.45%                       $.875            12/15/2007
Norman Dowling                       100,000                              9.1 %                       $.875            12/15/2007

OPTION EXERCISES IN FISCAL 1998 AND YEAR-END OPTION VALUES

The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1998 by the executive officers named in the Summary Compensation Table:

                                       OPTION EXERCISES AND YEAR-END VALUE TABLE(1)
                                                                   Number of Unexercised           Value of Unexercised
                                                                 Options at Fiscal Year End        In-the-Money Options
                                                                 --------------------------         at Fiscal Year End(2)
                                                                                                  ------------------------
                                  Shares
                                Acquired on   Value
Name(4)                          Exercise    Realized          Exercisable     Unexercisable     Exercisable     Unexercisable
----                             --------    --------          -----------     -------------     -----------     -------------
CURRENT EXECUTIVE OFFICERS:
Jack R. Crosby                       0              $0              0             500,000             $0            $62,500
Frank Moreno                         0              $0              0             500,000             $0            $62,500
Norman Dowling                       0              $0              0             100,000             $0            $12,500
FORMER EXECUTIVE OFFICERS:
John Ellison, Jr.                    0              $0             88,125(3)         0                $0               $0
Alan Grossberg                       0              $0             88,125(3)         0                $0               $0
Jerry Willits                        0              $0             11,750(3)         0                $0               $0
Jon Meloan                           0              $0                   (3)         0                $0               $0

--------------------

(1) There were no option exercises during fiscal 1998. All options granted to current executive officers vest over a three-year period beginning December 16, 1997.

(2)      Valued based on an assumed price of $1.00 per share of common stock.

(3)      These options expired as of June 25, 1998.

STOCK OPTIONS

In December 1997, the Company adopted the CinemaStar Luxury Theaters, Inc. Stock Option Plan (the "1997 Option Plan") under which a maximum of 2,885,960 shares of common stock of the Company may be issued pursuant to incentive and non-qualified stock options grants to officers, key employees or consultants of the Company. As of June 24, 1998, there were 1,431,500 options issued and outstanding under the 1997 Option Plan.

The 1997 Option Plan is administered by a committee comprised of three (3) members of the Board of Directors (or such other number as determined by the Board of Directors) and shall be comprised of such number of "disinterested persons" as is necessary to meet the requirements of Rule 16b-3 of the Exchange Act and such number of "outside directors" as is necessary to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended. This committee has authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise price, the number of shares covered by and all of the terms of options, and all other determinations necessary or advisable for administration of the 1997 Option Plan. The 1997 Option Plan is subject to shareholder approval only to the extent of qualifying options issued thereunder as incentive stock options.

The exercise price for the shares subject to any incentive stock option granted under the 1997 Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted. No option shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates, if termination is by the Company for any reason without cause; immediately upon the voluntary termination by the optionee of the optionee's employment with the Company or the termination of the optionee's employment with the Company by the Company for cause; or one year after the date the optionee's employment terminates, if termination is a result of death or permanent disability. The vesting schedule for options issued under the 1997 Option Plan is determined by the committee. All options granted to date under this Plan vest over a three-year period beginning December 16, 1997, with full acceleration on a change in control.

In July 1994, the Company adopted the CinemaStar Luxury Theaters, Inc. Stock Option Plan (the "1994 Option Plan") under which a maximum of 587,500 shares of common stock of the Company could be issued pursuant to incentive and non-qualified stock options granted to officers, key employees or consultants of the Company. Most of the options granted under this 1994 Option Plan have expired or been terminated. Pursuant to a Board of Directors consent, any outstanding options under the 1994 Option Plan have been transferred to the 1997 Option Plan.

COMPENSATION OF DIRECTORS

Prior to June 3, 1995, directors received no cash compensation for serving on the Board of Directors. In June, 1995, the Board of Directors approved payment of $1,000 per director for each meeting attended. On April 29, 1998, the Board of Directors approved payment of $1,000 per director for each meeting, or committee meeting, attended; provided such director does not draw a salary from the Company in his or her capacity as an employee of the Company. It is anticipated that there will be not less than four meetings per year to coincide with review and approval of quarterly and annual financial statement filings.

In fiscal 1998, there were eleven meetings of the Board of Directors.

In the fiscal years ended March 31, 1998 and 1997, Russell Seheult received $52,000 and $43,200 in consulting fees. In August 1994, the Company entered into a five year consulting agreement with Mr. Seheult which was extended in December 1996 for five years from December 1996. Mr. Seheult was granted options to purchase 176,250 shares of common stock under the Company's Stock Option Plan at a price of $2.55 per share in July 1994. On December 16, 1997, Mr. Seheult resigned as a director and ceased providing consulting services. As a result, all of Mr. Seheult's options have expired and the Company has stopped making payments under the consulting agreement. Mr. Seheult remains as a guarantor on certain of the Company's long-term theater leases.

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective April 29, 1998, the Company entered into a three-year employment agreement with Frank J. Moreno, pursuant to which Mr. Moreno's annual base salary of $105,000 is subject to increase at the discretion of the Board of Directors. In addition, Mr. Moreno may receive an annual bonus at the discretion of the Board of Directors. Mr. Moreno also receives an automobile allowance of $650 per month. The employment agreement also gives Mr. Moreno the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. Under the employment agreement, Mr. Moreno shall be compensated for his out-of-pocket relocation costs and up to $20,000 in connection with the sale of his home. The employment agreement also acknowledges that the Company granted Mr. Moreno options to acquire 500,000 shares of the Company's common stock on December 16, 1997. In the event Mr. Moreno is terminated by the Company without cause, he is entitled to his base salary for the remainder of the three-year period.

Effective June 18, 1998, the Company entered into a one-year employment agreement with Norman Dowling providing for an annual base salary of $105,000 and an annual bonus at the discretion of the Board of Directors. Mr. Dowling also receives an automobile allowance of $450 per month. The employment agreement also gives Mr. Dowling the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. The employment agreement also acknowledges that the Company granted Mr. Dowling options to acquire 100,000 shares of the Company's common stock on December 16, 1997. In the event Mr. Dowling is terminated by the Company without cause, as defined in the employment agreement, he is entitled to his base salary for the remainder of the one-year period.

Alan Grossberg, John Ellison, Jr., Jon Meloan and Jerry Willits resigned from their management and/or Board of Directors positions of the Company and the Company's entities on March 25, 1998. Effective March 26, 1998, the Company entered into a settlement agreement with John Ellison, Jr., Alan Grossberg, Jerry Willits and Jon Meloan (the "Settlement Agreement"). Pursuant to this Settlement Agreement, the employment agreements between the Company and each of Messrs. Ellison, Grossberg, Willits and Meloan (the "Former Management"), which agreements provided for extensive severance and other payments upon the termination thereof, were terminated and the Company agreed to pay to the Former Management a settlement payment in the gross amount of $875,000 cash. The Company also agreed to forgive indebtedness and to assume responsibility for the repayment of sums owed personally, in amounts aggregating $172,679 plus interest. The Settlement Agreement also (i) obligates the Company to use its best reasonable efforts to release the Former Management from their obligations under any personal guarantees made for the benefit of the Company or its entities and (ii) has the parties release each other with respect to all known or unknown prior claims.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The Company has outstanding voting securities consisting of only common stock, of which 25,703,646 shares were outstanding as of the close of business day on June 24, 1998. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the close of business day on June 24, 1998 as to (a) each director, (b) each executive officer identified in the Summary Compensation Table above,
(c) all executive officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of Company's common stock.

                                                                                                       As of June 24, 1998
                                                                                                  -------------------------------
                                                                                                  Number of            Percent of
Title of Class                                Beneficial Owner(1)                                 Shares(2)             Class(2)
                                                                                                  ---------             --------
CURRENT DIRECTORS AND/OR EXECUTIVE OFFICERS:
common                                        Jack R. Crosby                                       75,000(3)(4)             *
common                                        Frank J. Moreno                                      45,000(5)                *
common                                        Jack S. Gray, Jr.                                   700,000(6)(7)             2.65
common                                        Thomas Rebar                                             -0-                 -0-
common                                        Wayne B. Weisman                                         -0-                 -0-
common                                        Winston J. Churchill                             23,484,790(8)               74.55
common                                        Norman Dowling                                           -0-(9)              -0-
common                                        Neil R. Austrian, Jr.                               100,000(10)               *
                                              ALL CURRENT DIRECTORS AND EXECUTIVE              24,759,290(8)(11)           77.47
                                              OFFICERS AS A GROUP (9 PERSONS)

FORMER DIRECTORS AND/OR EXECUTIVE OFFICERS:
common                                        John Ellison, Jr.                                   794,810(12)               3.09
common                                        Alan Grossberg                                      714,600(13)               2.78
common                                        Jerry Willits                                        86,765(14)               *
common                                        Jon Meloan                                                0(15)               0
common                                        Russell Seheult                                     573,020(16)               2.18

FIVE PERCENT SHAREHOLDERS:
common                                        CinemaStar Acquisition Partners, L.L.C.          21,666,344(17)              72.99
common                                        SCP Private Equity Partners, L.P.                23,484,790(18)              77.97

--------------------

* Items marked with an asterisk comprise less than 1% of the total outstanding common stock of the Company.

(1) The address of each of Messrs. Moreno and Dowling is c/o the Company at 12230 El Camino Real, Suite 320, San Diego, California 92130. The address of each of Messrs. Crosby, Gray and Austrian is c/o Rust Capital, Ltd., 327 Congress Avenue, Suite 200, Austin, Texas 78701. The address of each of Messrs. Churchill, Rebar and Weisman and SCP Private Equity Partners, L.P. and CinemaStar Acquisition Partners, L.L.C. is c/o SCP Private Equity Partners, L.P., 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.

(2) Shares of common stock which a person has the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of such person, but are not deemed outstanding as to any other person. Percentages are calculated based on 25,703,646 shares of common stock issued and outstanding as of June 24, 1998.

(3)      Consists of the 75,000 Reel Shares.

(4) Excludes 500,000 options, granted under the 1997 Option Plan, to acquire the Company's common stock, exercisable after sixty days from June 24, 1998.

(5) Excludes 500,000 options, granted under the 1997 Option Plan, to acquire the Company's common stock, which are exercisable after sixty days from June 24, 1998.

(6) Excludes 150,000 options, granted under the 1997 Option Plan, to acquire the Company's common stock, which are exercisable after sixty days from June 24, 1998.

(7) Includes warrants held by Sharp Irrevocable Intervivos Trust, with respect to which Mr. Gray is a trustee.

(8) Includes 17,684,464 shares owned by CAP, the 1,351,256 Adjustment Shares to be issued to CAP, the 2,630,624 CAP Warrants, 1,000,000 of the Reel Warrants (held by SCP as transferee thereof) and 818,446 of the Watley Warrants (held by SCP as transferee thereof), each with respect to which Mr. Churchill has voting and investment control.

(9) Excludes 100,000 options, granted under the 1997 Option Plan, to acquire the Company's common stock, which are exercisable after sixty days from June 24, 1998.

(10) Consists of 100,000 of the Reel Warrants (held by Mr. Austrian as transferee). Excludes 150,000 options, granted under the 1997 Option Plan, to acquire the Company's common stock, which are exercisable after sixty days from June 24, 1998.

(11) Includes 100,000 of the Reel Warrants held by Mr. Austrian as transferee, and 154,500 of the Reel Warrants and 200,000 of the Watley Warrants held by the James J. Villanueva Family Trust as transferee thereof with respect to which Mr. Villanueva is a trustee.


(12) Excludes 88,125 options to acquire the Company's common stock granted under the 1994 Option Plan, which expired as of June 25, 1998.

(13) Excludes 88,125 options to acquire the Company's common stock granted under the 1994 Option Plan, which expired as of June 25, 1998, and 320,900 shares of common stock beneficially owned by Mr. Grossberg's former wife with respect to which Mr. Grossberg has no beneficial ownership but exercises voting control pursuant to the terms of a divorce settlement.

(14) Excludes 11,750 options to acquire the Company's common stock granted under the 1994 Option Plan, which expired as of June 25, 1998.

(15) Excludes 18,930 options to acquire the Company's common stock granted under the 1994 Option Plan, which expired as of June 25, 1998.

(16) Excludes 176,250 options to acquire the Company's common stock granted under the 1994 Option Plan, which expired as of June 25, 1998.

(17)     Includes 1,351,256 issuable Adjustment Shares and the 2,630,624 CAP
         Warrants.

(18) Includes 17,684,464 shares owned by CAP, 1,351,256 Adjustment Shares to be issued to CAP, the 2,630,624 CAP Warrants, 1,000,000 of the Reel Warrants held by SCP as transferee thereof and 818,446 of the Watley Warrants held by SCP as transferee thereof, each with respect to which SCP has voting and investment control.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, all significant obligations of the Company pursuant to its theater leases and certain loans. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals. The Company, pursuant to the Settlement Agreement described above, has agreed to use its reasonable best efforts to obtain the releases of Mr. Ellison, Mr. Willits and Mr. Grossberg from their obligations under any personal guarantees made for the benefit of the Company or its entities. To date, no such releases have been obtained. See "Executive Compensation -- Employment and Consulting Agreements." As of March 31, 1998, such guaranteed obligations involved aggregate future payments by the Company of $131,000,000.

In April 1996, the Company formed its 75%-owned subsidiary, CinemaStar Luxury Theaters, S.A. de C. V. ("CinemaStar Mexico"). The remaining 25% ownership interest in CinemaStar Mexico is held by Atlantico y Asociados S.A. de C.V., a Mexican corporation. CinemaStar Mexico leases and operates the Plaza Americana 10 facility in Tijuana. CinemaStar Mexico leases equipment and obtains technical services and support from the Company, in each case for payment that the Company believes is fair value. In addition, the Company has agreed to pledge certain theater equipment, owned by the Company and leased by CinemaStar Mexico, to secure the lease obligations of CinemaStar Mexico to the landlord of Plaza Americana 10.

The Company incurred in fiscal 1998 an expense of $1,056,224 in connection with the settlement of certain management contracts previously entered into with four former officers and directors of the Company and the settlement of certain other matters amongst the parties. The Company effected the settlement by making aggregate cash payments of $875,000, forgiving outstanding loans and remaining as guarantor on a personal loan. The settlement agreement also contains mutual general releases of the parties with respect to all prior known and unknown claims.

In April 1996, John Ellison, Jr. and Russell Seheult jointly obtained a personal line of credit with Union Bank of California. From April 1996 until June 1997, Mr. Seheult and Mr. Ellison borrowed funds under the line of credit and advanced certain of the funds to the Company. Pursuant to an arrangement between the Company and Union Bank, payments on the loan were made directly to Union Bank by the Company. In early June 1997, such line of credit was not renewed by Mr. Ellison and Mr. Seheult and, as a result, Union Bank debited the Company's account at Union Bank for approximately $99,000, the outstanding principal balance of the line of credit as of the date of termination. On June 19, 1997, Messrs. Ellison and Seheult entered into a Business Note with Union Bank in the aggregate principal amount of $99,043 the proceeds of which were credited to the Company. Such note bears interest at a rate of 10.25% per annum and calls for 60 equal payments of interest and principal of approximately $2,100 per month. Pursuant to the Settlement Agreement described above, the Company agreed to assume Mr. Ellison's obligations under such note. See "Executive Compensation -- Employment and Consulting Agreements." As of March 31, 1998, the outstanding balance of principal and interest on such note was approximately $87,000.
This loan was paid in full with interest by the Company subsequent to March
31, 1998.

Pursuant to the terms of a loan agreement, dated April 1, 1996, between the Company and John Ellison, Jr., the Company agreed to loan the sum of $1,000 per week to Mr. Ellison commencing on Friday, April 5, 1996. As of January 2, 1998, the outstanding balance of principal on such loan was $92,000, plus interest. Pursuant to the Settlement Agreement described above, the Company agreed to release Mr. Ellison's obligations with respect to these loans. See "Executive Compensation - Employment and Consulting Agreements."

The Company made loans in the principal amount of $19,500 to Jon Meloan from July 1996 through February 1997. As of March 31, 1997, Mr. Meloan executed a promissory note, dated March 31, 1997, in the principal amount of $21,095 which represents the total principal amount of such loans with accrued interest at a rate of 8% per annum through the date of such note. Such note was due and payable in full on August 15, 1998. As of March 26, 1998, the outstanding balance of principal and interest on such note was $21,095, from which the Company agreed to release Mr. Meloan pursuant to the Settlement Agreement described above. In addition, the Company also has agreed, pursuant to the Settlement Agreement, to assume the obligations of Mr. Meloan with respect to a loan in the aggregate principal amount of $22,600 made by a bank to Mr. Meloan. See "Executive Compensation -- Employment and Consulting Agreements." This loan was paid in full with interest by the Company subsequent to March 31, 1998.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

See "Index to Exhibits" for a listing of those exhibits included in this filing.


Exhibit                                         Description
Number
------
3.1        Amended and Restated Articles of Incorporation of the Company, as amended (10)
3.2        Amended and Restated Bylaws of the Company (9)
4.1        Specimen Stock Certificate of the Company (1)
4.2        Form of Redeemable Warrant Agreement (with form of certificate attached) (1)
4.3        Form of Underwriter's Warrant Agreement (with form of certificate attached) (1)
4.4        Form of Bridge Warrant (1)
4.5        Form of Acknowledgment and Agreement of Warrant Holder (1)
4.6        Form of Class B Warrant Agreement (with form of certificate attached) (5)
4.7        $500,000 Debenture (3)
4.8        $500,000 Debenture (4)
4.9        Offshore Securities Subscription Agreement between the Company and
           Wales Securities Limited, dated August 6, 1996 (6)
4.10       Offshore Securities Subscription Agreement between the Company and
           Villandry Investments Ltd., dated August 6, 1996 (6)


4.11       Offshore Warrant Agreement between the Company and Swan Alley (Nominees) Limited, nominee of Wales Securities Limited (6)
4.12       Offshore Warrant Agreement between the Company and Swan Alley (Nominees) Limited, nominee of Villandry Investments Ltd. (6)
10.1       Employment Agreement of John Ellison, Jr. (1)
10.2       Employment Agreement of Alan Grossberg (1)
10.3       Employment Agreement of Jerry Willits (1)
10.4       Consulting Agreement of Russell Seheult (1)
10.5       Film Booking Agreement between the Company and Alan Grossberg (1)
10.6       Form of Indemnification Agreement with officers and directors (1)
10.7       Nickelodeon Theater Co., Inc. Stock Option Plan (1)
10.8       Placement Agent Agreement between the Company and A.S. Goldmen & Co., Inc. as amended (1)
10.9       Equipment Purchase and Ride Film Rental Agreement, dated August 8, 1994, between the Company and Cinema Ride, Inc., as amended (1)
10.10      Form of Promissory Note of the Company issued in connection with a private placement of Promissory Notes and Bridge Warrants in August 1994 and September 1994 (1)
10.11      Form of Financial Advisory and Consulting Agreement between the Company and the A.S. Goldmen Co., Inc. (1)
10.12      Lease Agreement, dated April 30, 1991, between Nickelodeon Cinemas, Inc. and Homart Development Co. (1)
10.13      Lease, dated November 21, 1990, between the Company and Blue Ravine Associates, Inc.
           (now Pacific Oceanside Holdings, L.P.) (1)
10.13.1    First Amendment to Lease, dated July 14, 1995 between the Company and Pacific Oceanside Holdings, L.P. (1)
10.14      Real Property Lease Agreement between the Company and Gary E. Elam, Receiver (1)
10.15      Equipment Purchase Agreement between the Company and Gary E. Elam, Receiver (1)
10.16      Modification and Supplement of Lease and Equipment Purchase Agreement, dated March 1, 1994, between the Company and River Village, William Buster and Harold Alles, as successor in interest to
           Gary E. Elam, Receiver (1)
10.17      Lease Agreement, dated October 12, 1993, between the Company and Oceanside
           Cornerstone, Inc. (1)
10.18      Lease, dated October 19, 1994, between the Company and Glenwood Buena Park Limited Partnership (1)
10.19      Purchase Agreement with United Artist (2)
10.20      Newbury Park Center Lease, dated July 12, 1994, between the Company and Newbury Park Group (1)
10.21      Agreement, dated July 12, 1994, between the Company and Newbury Park Group, as amended (5)
10.22      Agreements with Pacific Concessions (1)
10.23      Letter of Intent, dated August 5, 1994, between Southland Consulting and the Company (1)
10.24      Memorandum of Intent Re Development, Construction, and Operation of Motion Picture Theater,
           dated December 1, 1994, between CinemaStar Cinemas Internacionales, S.A. de C.V. and Jose Manuel Gonzolez (1)
10.25      Lease Agreement, dated July 11, 1995 between the Company and Buena Park Cinema Center Limited Partnership (1)
10.26      Lease Agreement, dated August 1, 1995 between the Company and Mission Grove Plaza, L.P. (1)
10.27      Lease Agreement, dated July 14, 1995 between the Company and University Village, LLC (1)
10.28      Ground Lease, dated August 5, 1995 between the Company and Craig W. Clark (1)
10.29      Lease Agreement, dated February 15, 1996 with the Coudures Family Limited Partnership (5)
10.30      Adjustable Rate Note, dated January 23, 1996 (1)
10.31      Settlement Agreement and Release of Claims, dated April 27, 1995, between the Company and Viacom International, Inc. (1)
10.32      First National Bank Promissory Note, dated March 1, 1996, for $500,000 (5)
10.33      First National Bank Promissory Note, dated May 28, 1996, for $500,000 (5)
10.34      First National Bank Business Loan Agreement, dated May 28, 1996 (5)
10.35      Consulting Agreement with The Boston Group, L.P., dated February 12, 1996 (5)
10.36      400,000 Warrant Issued to The Boston Group, L.P., dated February 12, 1996 (5)
10.37      Lease Agreement, dated May 11, 1996, between the Company and Espacios de Zapopan, S.A. de C.V. (5)
10.38      Lease Agreement, dated June 14, 1996, between the Company and Inmobiliaria Lunar, S.C. (5)
10.39      Ground Lease with the City of San Marcos dated June 25, 1996 (6)
10.40      Coconut Grove Marketplace Sublease Agreement (6)
10.41      Amendment to Alan Grossberg Employment Agreement (7)
10.42      Amendment to Russell Seheult Consulting Agreement (7)
10.43      Amendment to John Ellison, Jr. Employment Agreement (7)
10.44      Amendment to Jerry Willits Employment Agreement (7)
10.45      Pacific Oceanside Holdings, L.P. Lease Agreement (7)


10.46      MDA-San Bernardino Associates, L.L.C. Lease Agreement (7)
10.47      Amendment to Concession Lease Agreement, dated April 23, 1997, between the Company and Pacific Concessions, Inc.
           (Portions have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities
           Exchange Act of 1934). (9)
10.48      Employment Agreement of Jon Meloan (9)
10.49      Agreement terminating lease dated May 11, 1996 between the Company and
           Espacios de Zapopan, S.A. de C.V. (9)
10.50      Agreement Terminating Sublease, dated July 18,1996, between the Company and Coconut Grove Marketplace (9)
10.51      City of San Marcos letter re: Notice of Cancellation of June 25, 1996 CinemaStar
           Ground Lease (9)
10.52      First Amendment to Lease, dated May 5, 1997, between Pacific Oceanside Holdings, L.P. and the Company (9)
10.53      Amendment to Loan Agreement, dated as of April 23, 1997, between the Company and Pacific
           Concessions, Inc. (9)
10.54      Letter of Intent, dated June 24, 1997, by and between Rust Capital Ltd. and CinemaStar Luxury Theaters, Inc. (8)
10.55      Stock Purchase Agreement by and among the Company, Reel Partners, L.L.C. and CinemaStar Acquisition Partners,
           L.L.C., dated September 23, 1997. (10)
10.56      First Bridge Warrant from Company to Reel Partners, L.L.C., dated September 23, 1997. (10)
10.57      CinemaStar Luxury Theaters, Inc. Stock Option Plan, dated December 16, 1997 (11)
10.58      Form of Stock Option Agreement, as of December 16, 1997 (11)
10.59      Employment Agreement by and between the Company and Frank Moreno, dated April 29, 1998 (11)
10.60      Employment Agreement by and between the Company and Norman Dowling, dated June 18, 1998 (11)
10.61      Lease Agreement by and between the Company and Landgrant Corporation dated as of April 15, 1998
           (Ocean View Plaza) (11)
21         Subsidiaries of the Company (11)
23.1       Consent of BDO Seidman, LLP (11)
27         Financial Data Schedule (11)

-------------------------------------------------------------
(1)        Incorporated by reference to the exhibits filed with Registration Statement No. 33-86716.
(2)        Incorporated by reference to Form 10-KSB for the year ended March 31, 1995.
(3)        Incorporated by reference to Form 8-K for April 11, 1996.
(4)        Incorporated by reference to Form 8-K for June 6, 1996.
(5)        Incorporated by reference to Form 10-KSB for the year ended March 31, 1996.
(6)        Incorporated by reference to Form 10-Q for the period ended June 30, 1996.
(7)        Incorporated by reference to Form 10-Q for the period ended December 31, 1996.
(8)        Incorporated by reference to Form 8-K filed July 1, 1997
(9)        Incorporated by reference to Form 10-KSB for the year ended March 31, 1997.
(10)       Incorporated by reference to the Proxy Statement filed November 17, 1997.
(11)       Filed herewith.

       (b) Reports on Form 8-K

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

         1. On April 3, 1998, the Company filed a Form 8-K for a reportable event on March 30, 1998. On March 30, 1998, the Company issued a press release announcing the resignation of its management team of John Ellison, Jr., Alan Grossberg, Jerry Willits and Jon Meloan, pursuant to a separation package including a collective payment by the Company to the resigned management team of $875,000 in cash and loan forgiveness of about $200,000, and the hiring of its new management team of Jack Crosby and Frank Moreno.

The following report on Form 8-K was filed subsequent to the fiscal year ended March 31, 1998:

         1. On April 29, 1998, the Company filed a Form 8-K for a reportable event on April 16, 1998. On April 16, 1998, the Company dismissed BDO Seidman, LLP as its independent accountants and engaged Arthur Andersen LLP as its new accountants. The Company acknowledged that there had been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CINEMASTAR LUXURY THEATERS, INC.

                       /s/ Jack R. Crosby
                       ---------------------------
                       Jack R. Crosby, Chairman           Dated June 26, 1998
                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                 CAPACITY                                  DATE
---------                                 --------                                  ----
/s/ Jack R. Crosby                  Chairman of the Board of Directors
---------------------               and Chief Executive Officer                June 26, 1998
Jack R. Crosby                      (principal executive officer)


/s/ Norman Dowling                  Vice President, Chief Financial
----------------------              Officer and Assistant Secretary            June 29, 1998
Norman Dowling                      (principal financial officer and
                                    principal accounting officer)

/s/ Frank J. Moreno                 President, Chief Operating Officer
----------------------              and Director                               June 29, 1998
Frank J. Moreno


/s/ Winston J. Churchill            Director                                   June 26, 1998
----------------------
Winston J. Churchill

/s/ Wayne B. Weisman                Director                                   June 29, 1998
----------------------
Wayne B. Weisman

/s/ Thomas G. Rebar                 Director and Secretary                     June 26, 1998
----------------------
Thomas G. Rebar

/s/ Jack S. Gray, Jr.               Vice Chairman of the Board
----------------------              of Directors                               June 26, 1998
Jack S. Gray, Jr.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Reports of Independent Public Accountants                                                           F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997.                                          F-3

Consolidated Statements of Operations for the years ended March 31, 1998 and 1997                   F-4

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998 and 1997         F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1998 and 1997                   F-6

Notes to Consolidated Financial Statements                                                          F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CinemaStar Luxury Theaters, Inc.:

We have audited the accompanying consolidated balance sheet of CinemaStar Luxury Theaters, Inc. (a California corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CinemaStar Luxury Theaters, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                           Arthur Andersen LLP



San Diego, California
June 22, 1998


                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
CinemaStar Luxury Theaters, Inc.

We have audited the accompanying consolidated balance sheet of CinemaStar Luxury Theaters, Inc. and Subsidiaries as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CinemaStar Luxury Theaters, Inc. and Subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying 1997 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 11 to the consolidated financial statements, the Company has had recurring losses, including an operating loss of $1,569,654 for the year ended March 31, 1997, has a working capital deficiency of $6,053,196 and an accumulated deficit of $9,731,273 as of March 31, 1997, and is not in compliance with certain loan and lease covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The accompanying 1997 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          BDO Seidman, LLP

Costa Mesa, California
June 4, 1997

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,
                                                         ----------------------------
                                                           1998                1997
                                                         ----------       -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $  3,481,978       $   601,646
Prepaid expenses                                            153,504           207,369
Other current assets (Note 9)                               324,897           239,259
                                                        -----------       -----------
TOTAL CURRENT ASSETS                                      3,960,379         1,048,274

Property and equipment, net (Note 3)                     12,897,891        10,929,846
Advances to affiliates (Note 7)                               -               114,528
Deposits and other assets                                   288,026           341,063
                                                        -----------       -----------
TOTAL ASSETS                                           $ 17,146,296       $12,433,711
                                                        -----------       -----------
                                                        -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
obligations (Note 4)                                   $    483,258       $ 3,927,339
Accounts payable                                          1,672,682         2,729,810
Accrued expenses                                          1,129,846           311,381
Deferred revenue                                            221,772           132,940
                                                        -----------       -----------
TOTAL CURRENT LIABILITIES                                 3,507,558         7,101,470

Long-term debt and capital lease obligations,
net of current portion (Note 4)                           1,869,442         1,132,824
Deferred rent liability (Note 6)                          3,177,758         2,286,346
                                                        -----------       -----------
TOTAL LIABILITIES                                         8,554,758        10,520,640
                                                        -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Common stock, no par value; authorized
shares - 60,000,000 in 1998 and 15,000,000
in 1997; issued and outstanding
shares - 25,703,646 in 1998 and 7,362,406
in 1997 (Note 8)                                         22,628,670         9,085,317
Additional paid-in capital (Notes 4 and 8)                3,626,152         2,559,027
Accumulated deficit                                     (17,663,284)       (9,731,273)
                                                        -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                8,591,538         1,913,071
                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 17,146,296       $12,433,711
                                                        -----------       -----------
                                                        -----------       -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended March 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             -----------        -----------
REVENUES:

Admissions                                                   $17,982,479        $13,585,567
Concessions                                                    7,556,529          5,690,567
Other operating revenues                                         511,135            355,487
                                                             -----------        -----------
TOTAL REVENUES                                                26,050,143         19,631,621
                                                             -----------        -----------
COSTS AND EXPENSES:

Film rental and booking costs                                  9,943,669          7,593,600
Cost of concession supplies                                    2,807,020          1,822,651
Theater operating expenses                                    10,882,570          6,497,574
Selling, general and administrative expenses                   4,140,810          3,655,916
Termination fee - concession lease agreement (Note 6)          1,859,352               -
Settlement costs - management contracts (Notes 6 and 7)        1,056,224               -
Depreciation and amortization                                  2,255,251          1,631,534
                                                             -----------        -----------

TOTAL COSTS AND EXPENSES                                      32,944,896         21,201,275
                                                             -----------        -----------
OPERATING LOSS                                                (6,894,753)        (1,569,654)
                                                             -----------        -----------
OTHER INCOME (EXPENSE):

Non-cash interest expense (Notes 4 and 8)                       (328,750)        (2,048,997)
Interest expense                                                (777,655)          (678,041)
Other expense                                                       -               (43,018)
Interest income                                                   70,747             36,940
                                                             -----------        -----------
TOTAL OTHER EXPENSE                                           (1,035,658)        (2,733,116)
                                                             -----------        -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                        (7,930,411)        (4,302,770)

PROVISION FOR INCOME TAXES (NOTE 5)                               (1,600)            (1,600)
                                                             -----------        -----------

NET LOSS                                                     $(7,932,011)       $(4,304,370)
                                                             -----------        -----------
                                                             -----------        -----------
BASIC AND DILUTED NET LOSS PER SHARE                              $(0.61)            $(0.61)
                                                             -----------        -----------
                                                             -----------        -----------
WEIGHTED AVERAGE SHARES                                       13,090,594          7,099,000
                                                             -----------        -----------
                                                             -----------        -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Common Stock             Additional
                                               -------------------------       Paid-in       Accumulated
                                                 Shares         Amount         Capital         Deficit          Total
                                               ---------      ----------      ----------    ------------     ----------
Balance, March 31, 1996                        6,200,000      $6,458,586      $  510,030    $(5,426,903)     $1,541,713

Issuance of common stock upon
exercise of warrants                             226,438         560,011           -              -             560,011

Issuance of common stock upon
conversion of convertible
debentures                                       930,764       2,049,843           -              -           2,049,843

Issuance of common stock for interest
on convertible debentures                          5,204          16,877           -              -              16,877

Additional paid-in capital related
to debenture embedded
interest                                           -               -           2,048,997          -           2,048,997

Net loss                                           -               -               -         (4,304,370)     (4,304,370)
                                               ---------      ----------       ---------     ----------      ----------
Balance, March 31, 1997                        7,362,406       9,085,317       2,559,027     (9,731,273)      1,913,071

Issuance of common stock upon
conversion of convertible
debentures                                       581,776         339,300           -              -             339,300

Additional paid-in capital related
to warrant embedded interest                       -               -             328,750          -             328,750

Additional paid-in capital related
to issuance of warrants                            -               -             738,375          -             738,375

Issuance of common stock for services
rendered                                          75,000          50,000           -              -              50,000

Issuance of common stock for
services rendered                             17,684,464      13,154,053           -              -          13,154,053

Net loss                                           -               -               -         (7,932,011)     (7,932,011)
                                              ----------     -----------     -----------   ------------      ----------

Balance, March 31, 1998                       25,703,646     $22,628,670     $ 3,626,152   $(17,663,284)     $8,591,538
                                              ----------     -----------     -----------   ------------      ----------
                                              ----------     -----------     -----------   ------------      ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended March 31,
                                                                ------------------------------
                                                                    1998              1997
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(7,932,011)       $(4,304,370)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                                     2,255,251          1,631,534
Non-cash interest expense                                           328,750          2,048,997
Interest on debentures paid in
common stock                                                          -                 16,877
Deferred rent expense                                               891,413            784,573
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                          (31,774)           (143,684)
Advances to affiliates                                                -                (97,028)
Deposits and other assets                                          (57,309)             (2,143)
Accounts payable                                                (1,057,129)          1,891,670
Accrued expenses and other liabilities                              946,598              1,517
                                                                -----------        -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (4,656,211)          1,827,943
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                             (4,112,950)         (5,328,763)
Refundable construction deposit                                       -                600,000
                                                                -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                           (4,112,950)         (4,728,763)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                          5,724,655          1,000,000
Principal payments on long-term debt and capital
lease obligations                                                (8,082,118)          (595,938)
Advances from stockholder, net                                      114,528           (320,000)
Proceeds from issuance of convertible debentures                      -              3,000,000
Proceeds from issuance of common stock, net                      13,154,053              -
Proceeds from issuance of common stock warrants, net                738,375              -
Proceeds from exercise of common stock warrants, net                  -                560,011
Payment of debt issuance costs                                        -               (600,157)
                                                                -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        11,649,493          3,043,916
                                                                -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,880,332            143,096
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        601,646            458,550
                                                                -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $3,481,978           $601,646
                                                                -----------        -----------
                                                                -----------        -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                      Years Ended March 31,
                                                                      ---------------------
                                                                      1998             1997
                                                                      ----             ----
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

Interest                                                               $775,655        $678,408
                                                                     ----------      ----------
                                                                     ----------      ----------
Income taxes                                                             $1,600          $1,600
                                                                     ----------      ----------
                                                                     ----------      ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock issued upon conversion of debentures                      $339,300      $2,049,843
                                                                     ----------      ----------
                                                                     ----------      ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND COMPANY OPERATIONS

NATURE OF BUSINESS

CinemaStar Luxury Theaters, Inc. ("Theaters, Inc.") and CinemaStar Luxury Cinemas, Inc. ("Cinemas, Inc."), a wholly-owned subsidiary of Theaters, Inc., were incorporated in California in 1989 and 1992, respectively, for the purpose of establishing multi-screen, first-run theater locations in the Western United States, with an initial focus on Southern California. These Companies currently operate seven theaters having a total of 69 screens in San Diego County and Riverside County, California.

CinemaStar Luxury Theaters, S.A. de C.V. ("CinemaStar International") was incorporated in Mexico in July 1994 for the purpose of establishing multi-screen, first-run theater locations in Mexico. As of March 31, 1998, CinemaStar International had one theater having 10 screens in operation in Tijuana, B.C., Mexico.

COMPANY OPERATIONS AND RISK FACTORS

The Company has had significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $7,932,011 in the fiscal years ended March 31, 1997 and 1998, respectively. While the Company believes it can achieve profitability with its current operations, any substantial profitability will depend on the Company's ability to continue to grow its operations through the addition of new screens and on the success of management's cost reduction efforts. There can be no assurance as to whether or when the Company will achieve profitability.

The ability of the Company to expand and add new screens either through the development of new theaters, the expansions of existing theaters or the acquisition of new theaters is contingent upon, among other things, the Company's obtaining new, third party financing to fund such growth. While the Company is attempting to secure an acquisition line from a senior, secured lender sufficient to meet the Company's current business plan, no definitive agreements have been reached and there is no assurance this or any other financing will be obtained by the Company on commercially reasonable terms. The Company has entered into agreements, negotiations and/or discussions pertaining to the development of a 20-screen theater complex and 16-screen theater complex in San Bernardino, California and Oceanside, California, respectively. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be made that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

In the case of a newly developed theater that will be leased by the Company, the landlord or developer typically provides a construction allowance, with the Company responsible for the cost of completing construction of the theater. Thus, in the event that the ultimate cost of the theater is greater than the allowance, the Company is required to fund any excess. While the Company believes that its direct oversight of the design and construction of its theaters provides a certain degree of control over the quality, cost and timing of construction, the Company remains subject to many of the risks inherent in the development of real estate, including the risk of construction cost overruns and delays. Other risks associated with the development and construction of theaters include the impact of changes in federal, state or local laws or regulations, strikes, adverse weather, earthquakes and other natural disasters, material shortages and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any pending or proposed theater development in a timely manner or within the proposed cost allowance.

The ability of the Company to operate depends on the availability of marketable motion pictures. The Company currently obtains the motion pictures for its theaters from approximately 10 to 12 distributors. Poor relationships with distributors or a disruption in the production of motion pictures could limit the Company's ability to obtain films for its theaters. Further, the motion picture exhibition industry is highly competitive, particularly with respect to film licensing, the terms of which can depend on seating capacity, location and configuration of the exhibitor's theaters, the quality of projection and sound equipment, the comfort and quality of theaters and ticket prices. Many of the Company's competitors have been in existence significantly longer than the Company and are better established in the markets where the Company's theaters are or may be located and are better capitalized than the Company. These and other factors, including the poor commercial success of motion pictures or the Company's inability to attract and retain key management personnel, could have a material adverse effect on the Company's business and results of its operations. At this time, however, the Company believes that it has good working relationships with its distributors and competes favorably with respect to these factors.

The Company operates a leased 10 screen theater in Tijuana, Mexico through its 75%-owned subsidiary, CinemaStar International. The operation of this theater in Mexico subjects the Company to the attendant risks of doing business internationally, including fluctuations in foreign currency, changes in foreign laws and regulations, political turmoil and uncertain and volatile economic conditions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Theaters, Inc., its wholly-owned subsidiary Cinemas, Inc., and its 75%-owned subsidiary CinemaStar International, hereafter collectively referred to as the "Company." All material intercompany transactions and balances have been eliminated in consolidation.

CinemaStar International was a 60%-owned subsidiary of Theaters, Inc. through June 1995 at which time Theaters, Inc. acquired an additional 15% interest. A minority interest is not reflected in the consolidated financial statements since CinemaStar International has no material net assets and has incurred losses since inception.

REVENUE RECOGNITION

The Company recognizes revenues from ticket and concessions sales at the time of sale. The Company has a group ticket sales program under which corporations and large groups can purchase tickets, in advance, for discount prices. Group tickets must be used within twelve months of issuance. Revenues from group ticket and gift certificate sales are recorded as deferred revenue and are recognized when group tickets or gift certificates are used or expire.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. At March 31, 1998, cash equivalents consisted of a certificate of deposit at a bank and, at March 31, 1997, of money market funds at a bank.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 27 years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the related lease terms or the estimated useful lives of the related asset. Repairs and maintenance are charged to expense as incurred.

LONG LIVED ASSETS

On a regular basis, the Company evaluates and assesses its assets for impairment under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The criteria used for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods, as well as the strategic significance of the assets to the Company's business activities.

DEFERRED RENT LIABILITY

Substantially all of the Company's leases include a rental escalation provision over the term of the lease. Deferred rent liability represents the difference between base rentals paid under the Company's operating lease agreements and the expense recorded in the statement of operations on a straight-line basis over the life of the leases. In the early years of such leases, rent expense recorded in the statement of operations exceeds cash payments.

PRE-OPENING COSTS

In fiscal 1997, the Company capitalized, and amortized, pre-opening costs related to new theaters. In fiscal 1998, the Company expensed all such unamortized costs that previously had been capitalized and current pre-opening costs related to new theaters are expensed as incurred.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Deferred income taxes are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the years. Common share equivalents consist of outstanding stock options and warrants, and are not included in the computation as their inclusion would be antidilutive.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have any effect on its results of operations.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 will have no effect on the Company's results of operations.

In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company has adopted this practice, which has not had a material impact on its results of operations.

STOCK-BASED COMPENSATION

The Company elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly the Company will continue to account for its stock based compensation plans under the provisions of APB No. 25.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                             March 31,
                                                                             ---------
                                                                       1998              1997
                                                                       ----              ----
Land                                                                 $960,000         $960,000
Furniture, fixtures and equipment                                   9,834,646        6,792,207
Building                                                            2,169,798        2,169,798
Leasehold improvements                                              3,106,099        2,036,875
Equipment held under capital lease obligations                      1,951,327        1,951,327
                                                                  -----------      -----------
                                                                   18,021,870       13,910,207
Accumulated depreciation and amortization                          (5,123,979)      (2,980,361)
                                                                  -----------      -----------
                                                                  $12,897,891      $10,929,846
                                                                  -----------      -----------
                                                                  -----------      -----------

Included in accumulated depreciation and amortization is approximately $1,236,000 and $966,000 of amortization related to equipment held under capital lease obligations at March 31, 1998 and 1997, respectively.

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Obligations under long-term debt and capital lease arrangements are as follows:

                                                                             March 31,
                                                                             ---------
                                                                       1998             1997
                                                                       ----             ----


Mortgage note payable to bank; interest
at LIBOR plus 5.4% (11.0% at March 31,
1998). Monthly payments of principal and
interest are $15,212 at March 31, 1998. The
note matures in February 2026 and is
collateralized by a deed of trust
and is guaranteed by certain former
officers/directors/stockholders of the
Company.                                                             $1,581,389       $1,589,254

Notes payable to bank; interest at prime
plus 2% These notes have been repaid in
full with interest.                                                      -             1,339,286

Notes payable to supplier; interest at
prime plus 2%. These notes have been repaid
in full with interest.                                                   -               808,338

Convertible debentures bearing interest at
4% per annum and due August 1998. These
debentures were converted in April 1997.                                 -               350,000

Unsecured note payable to former
stockholder for stock repurchase and
employment settlement, interest at 6%
and was payable in monthly principal
and interest payments of $5,000 through
March 1998. This note has been repaid in
full with interest.                                                      -                56,873

Capitalized lease obligation discounted at
18.9%, payable in monthly installments of
$25,101, including interest. Lease matures
March 2000.                                                            215,895           404,207



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -- CONTINUED

Capitalized lease obligation resulting from
refinancing of other obligations;
discounted at 22.3%, payable in monthly
installments of $11,293, including
interest. Lease matures March 2000.                                    202,462           282,868

Capitalized lease obligation discounted at
5.25%, payable in monthly installments of
$2,060, including interest. Lease matures
March 2009.                                                            205,112           218,679

Other                                                                  147,842            10,658
                                                                     ----------      -----------
                                                                     2,352,700         5,060,163
Current portion                                                       (483,258)       (3,927,339)
                                                                     ----------      -----------
                                                                    $1,869,442        $1,132,824
                                                                     ----------      -----------
                                                                     ----------      -----------

Aggregate principal maturities of long-term debt and capital lease obligations are as follows:


Year Ending                                         Long-term        Capital
March 31,                                             Debt           Leases           Total
---------                                             ----           ------           -----
1999                                                 $147,456        $416,584         $564,040
2000                                                    9,729         140,266          149,995
2001                                                   10,353          27,339           37,692
2002                                                   11,551          24,720           36,271
2003                                                   12,888          24,720           37,608
Thereafter                                          1,529,002         144,200        1,673,202
                                                    ---------         -------        ---------

Total minimum payments                              1,720,979         777,829        2,498,808
Amount representing interest on
leases                                                  -            (146,108)        (146,108)
                                                    ---------         -------        ---------
Total long-term debt and present
value of minimum lease payments                    $1,720,979        $631,721       $2,352,700
                                                    ---------         -------        ---------
                                                    ---------         -------        ---------

The Company completed two offshore placements of 4% convertible debentures in fiscal 1997, in the principal amount of $500,000 each, due in April and May, 1999. The debentures were convertible after 40 days into shares of common stock at a discount to the market price of the common stock on the date of issuance. In fiscal 1997, the Company also completed two offshore placements of 4% convertible debentures in the principal amount of $1,000,000 each, which debentures were convertible into shares of common stock at a discount to the market price of the common stock on the date of issuance. In connection with the issuance of these debentures, warrants, exercisable for five years at a price of $7.00 per share, to purchase 34,284 shares of the Company's common stock were issued. As of March 31, 1997 principal aggregating $2,650,000 of the debentures had been converted into 930,674 shares of common stock and in April 1997 the remaining $350,000 of principal of the convertible debentures plus accrued interest was converted into 581,776 shares of common stock. The discount of $2,048,997, based on the difference between the conversion price and the fair value of the underlying common stock on the date of the respective debenture issuances, was amortized to non-cash interest expense in fiscal 1997.

5.  INCOME TAXES

For the years ended March 31, 1998 and 1997, the Company incurred only the minimum state income taxes due to the losses resulting from operations. A summary of the significant items comprising the Company's deferred income tax assets and liabilities as of March 31 is as follows:

                                                                1998              1997
                                                                ----              ----
Deferred tax assets:
Depreciation and amortization                                $  612,000         $  396,000
Net operating loss carryforwards                              3,311,000          1,182,000
Deferred rent liability                                       1,016,000            463,000
Accrued expenses and other                                       28,000             45,000
                                                            -----------        -----------

Total deferred income tax assets                              4,967,000          2,086,000
Valuation allowance                                          (4,967,000)        (2,051,000)
                                                            -----------        -----------

Net deferred income tax assets                                    -                 35,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

5.  INCOME TAXES -- CONTINUED

Deferred tax liabilities:
Pre-opening costs                                                     -             35,000
                                                                               -----------

Net deferred income taxes                                        $    -        $     -
                                                                 -------       -----------
                                                                 -------       -----------

A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                                    Years Ended March 31,
                                                                    ---------------------
                                                                   1998               1997
                                                                   ----               ----
Federal statutory rate                                            (34.00)%          (34.00)%
State income taxes, net of federal benefit                          0.02              0.04
Effect of foreign operations                                         -                1.49
Non-deductible expenses                                             5.51             16.45
Net operating loss carryforward with
no tax benefit realized                                            28.49             16.06
                                                                   -----             -----

Effective income tax rate                                           0.02%             0.04%
                                                                  -------           -------
                                                                  -------           -------

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforward and other deferred tax assets, management has determined that the realization of the deferred tax assets is not "more likely than not." Accordingly, a 100% valuation allowance has been recorded against the net deferred income tax assets.

At March 31, 1998, the Company has net operating loss carryforwards ("NOLs") of approximately $11,000,000 and $5,500,000 for federal and state purposes, respectively. The NOLs are available to offset future taxable income. The federal NOLs expire in 2006 through 2013, while the state NOLs expire in 1999 through 2003.

The utilization of these NOLs is limited due to restrictions imposed under the federal and state laws resulting from a change in ownership.

6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform. The complaint also alleges first year minimum rent of $174,240. While the Company has not had an opportunity to fully investigate the claims asserted in the complaint, it intends to vigorously defend this action. Management believes the Company's termination of the lease in question was in accordance with its terms, but there is no assurance that the Company ultimately will prevail in this action. In any event, the Company understands that the landlord has already leased the property to another tenant, which would significantly mitigate the damages that could be claimed by the landlord.

On November 7, 1997, MDA-San Bernardino Associates, LLC ("MDA"), the landlord of the San Bernardino Facility, filed an action for Unlawful Detainer in the Municipal Court of the State of California for the County of San Bernardino.
The action sought to terminate the Company as tenant. The action was filed because MDA believed the Company had not satisfied certain financial conditions under the lease. The Company filed a response to this action and subsequently entered into a Stipulation for Entry of Judgment with MDA. The Company believes it is in a position to comply with all requirements of such Stipulation for Entry of Judgment, but unanticipated circumstances could have an adverse effect on its ability to so comply. As a result of MDA's delay in development of the project, the Company has not yet fully complied with all of the conditions of the Stipulation for Entry of Judgment. Additionally, management believes that as a result of MDA's failure of certain conditions precedent in the lease, the lease terminated on its own terms as early as January 9, 1998. MDA disputes the Company's position. The Company has informed MDA that if MDA does not fulfill such conditions precedent immediately, the Company will abandon the project.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters which the Company believes would have a material adverse effect on the Company.

The Company does not believe that it can be determined at this time whether a loss is likely to occur in connection with the above-described disputes, or that any such loss currently is quantifiable. Accordingly, no provision has been made in the accompanying consolidated financial statements for any adjustment that might be necessary should an unfavorable outcome occur in the above-described matters.

OPERATING LEASES

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire between the years 2000 and 2021 and require various minimum annual rentals. Several of the theater leases provide for renewal options to extend the leases for additional five-to-ten year periods. Certain theater leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of gross theater and concession revenues in excess of various specified revenue levels. Certain of the theater operating leases are also personally guaranteed by certain of the Company's former officers/directors and stockholders. The Company has agreed to pledge certain of the theater equipment used in the Tijuana theater as collateral to satisfy certain lease requirements.

During the years ended March 31, 1998 and 1997, the Company incurred rent expense under operating leases of approximately $3,735,000 and $2,642,000 respectively. The Company did not incur any percentage rental expense above the base rental charges during either of the years ended March 31, 1998 and 1997.

At March 31, 1998, the aggregate future minimum lease payments due under these non-cancelable operating leases are as follows:

Year Ending                                Theater           Equipment
March 31,                                  Leases              Leases              Total
 ---------                                 -------             -------             -----
1999                                      $ 3,173,940           $32,869        $ 3,206,809
2000                                        3,340,626            18,479          3,359,105
2001                                        3,520,590              -             3,520,590
2002                                        3,693,536              -             3,693,536
2003                                        3,883,363              -             3,883,363
Thereafter                                 73,170,013              -            73,170,013
                                           ----------          --------         ----------

Total minimum lease payments              $90,782,068           $51,348        $90,833,416
                                           ----------          --------         ----------
                                           ----------          --------         ----------

The commitments in the table above represent the minimum cash payments required under the leases. For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. As such, because of lower lease payments in the early years of the lease terms, financial statement expense is greater than cash payments. For the years ended March 31, 1998 and 1997, rent expense charged to operations exceeded cash payment requirements by approximately $890,000 and $780,000 and resulted in an increase to the deferred rent liability by the same amount.

As of March 31, 1998, the Company had a signed lease agreement for the San Bernardino Facility, a new theater location, and subsequently signed a lease agreement for another new theater location, the Oceanside Facility. These leases have initial terms of 25 years and lease payments begin upon the occupancy of the theater location. The lease for the San Bernardino Facility, guaranteed by certain of the Company's former officers/stockholders, will require expected minimum rental payments aggregating approximately $40,700,000 over the life of the lease and the lease for the Oceanside Facility will require expected minimum rental payments aggregating approximately $30,425,000 over the 25-year life of the lease, in each case beginning upon acceptance of a completed building by the Company. Accordingly, existing minimum lease commitments as of March 31, 1998 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $161,900,000. Costs to the Company to complete and equip the San Bernardino Facility and the Oceanside Facility are estimated at approximately $3,500,000 and $3,600,000 respectively. The Company's ability to develop these projects is dependent upon several factors, including the performance of the landlord/developer under the leases in the construction of the facilities and the Company's ability to obtain satisfactory financing for the projects. In addition, the status of the lease for the San Bernadine Facility is in dispute. Therefore, there can be no assurance that the Company will be able to complete these projects.

Subsequent to March 31, 1998, the Company's corporate office was re-located to 12230 El Camino Real, Suite 320, San Diego, California 92130 pursuant to a five year lease (with one option to renew for an additional five years) for approximately 4,000 square feet at an annual rent commencing at $110,400 and increasing to $120,000 by year five.

SEASONALITY

The Company's business is seasonal with a large portion of its revenues and profits being derived during the months of June through August and the holiday season in November and December.

7.  RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the 1997 and 1998 fiscal years:

John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, all significant obligations of the Company pursuant to its theater leases and certain loans. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals. The Company, pursuant to the settlement agreement described below, has agreed to use its reasonable best efforts to obtain the releases of Mr. Ellison, Mr. Willits and Mr. Grossberg from their obligations under any personal guarantees made for the benefit of the Company or its entities. To date, no such releases have been obtained As of March 31, 1998, such guaranteed obligations involved aggregate future payments by the Company of $131,000,000.

In April 1996, the Company formed its 75%-owned subsidiary, CinemaStar Luxury Theaters, S.A. de C. V. ("CinemaStar Mexico"). The remaining 25% ownership interest in CinemaStar Mexico is held by Atlantico y Asociados S.A. de C.V., a Mexican corporation. CinemaStar Mexico leases and operates the Plaza Americana 10 facility in Tijuana. CinemaStar Mexico leases equipment and obtains technical services and support from the Company, in each case for payment that the Company believes is fair value. In addition, the Company has agreed to pledge certain theater equipment, owned by the Company and leased by CinemaStar Mexico, to secure the lease obligations of CinemaStar Mexico to the landlord of Plaza Americana 10.

The Company incurred in fiscal 1998 an expense of $1,056,224 in connection with the settlement of certain management contracts previously entered into with four former officers and directors of the Company and the settlement of certain other matters amongst the parties. The Company effected the settlement by making aggregate cash payments of $875,000, forgiving outstanding loans and remaining as guarantor on a personal loan. The settlement agreement also contains mutual general releases of the parties with respect to all prior known and unknown claims.

In April 1996, John Ellison, Jr. and Russell Seheult jointly obtained a personal line of credit with Union Bank of California. From April 1996 until June 1997, Mr. Seheult and Mr. Ellison borrowed funds under the line of credit and advanced certain of the funds to the Company. Pursuant to an arrangement between the Company and Union Bank, payments on the loan were made directly to Union Bank by the Company. In early June 1997, such line of credit was not renewed by Mr. Ellison and Mr. Seheult and, as a result, Union Bank debited the Company's account at Union Bank for approximately $99,000, the outstanding principal balance of the line of credit as of the date of termination. On June 19, 1997, Messrs. Ellison and Seheult entered into a Business Note with Union Bank in the aggregate principal amount of $99,043, the proceeds of which were credited to the Company. Such note bears interest at a rate of 10.25% per annum and calls for 60 equal payments of interest and principal of approximately $2,100 per month. Pursuant to the settlement agreement described above, the Company agreed
to assume Mr. Ellison's obligations under such note.   As of March 31, 1998, the
outstanding balance of principal and interest on such note was approximately $87,000. This loan was paid in full with interest subsequent to March 31, 1998.

Pursuant to the terms of a loan agreement, dated April 1 1996, between the Company and John Ellison, Jr., the Company agreed to loan the sum of $1,000 per week to Mr. Ellison commencing on Friday, April 5, 1996. As of January 2, 1998, the outstanding balance of principal on such loan was $92,000, plus interest. Pursuant to the settlement agreement described above, the Company agreed to release Mr. Ellison's obligations with respect to these loans.

The Company made loans in the principal amount of $19,500 to Jon Meloan from July 1996 through February 1997. As of March 31, 1997, Mr. Meloan executed a promissory note, dated March 31, 1997, in the principal amount of $21,095 which represents the total principal amount of such loans with accrued interest at a rate of 8% per annum through the date of such note. Such note was due and payable in full on August 15, 1998. As of March 26, 1998, the outstanding balance of principal and interest on such note was $21,095, from which the Company agreed to release Mr. Meloan pursuant to the settlement agreement described above. In addition, the Company agreed, pursuant to the settlement agreement, to assume the obligations of Mr. Meloan with respect to a loan in the aggregate principal amount of $22,600 made by a bank to Mr. Meloan. This loan was paid in full with interest subsequent to March 31, 1998.

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of March 31, 1997, the Company had authorized for issuance shares of preferred stock. The Company eliminated its preferred stock pursuant to a vote of shareholders on December 10, 1997. None of the Company's preferred stock has been outstanding at any time.

COMMON STOCK AND COMMON STOCK WARRANTS

On September 23, 1997, the Company entered into a definitive agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, L.L.C. ("CAP") and Reel Partners L.L.P. ("Reel") whereby Reel provided $3,000,000 of interim debt financing (the "Bridge Loan") and CAP was to provide $15,000,000 of equity financing (the "Equity Financing").

The Watley Group, LLC ("Watley") was engaged by the Company to facilitate the transactions contemplated in the CAP Agreement. In connection with this engagement, the Company paid to Watley on December 15, 1997 a cash fee in the amount of $962,250. Concurrently, Watley acquired from the Company for $212,250 warrants to purchase 1,768,446 shares of the Company's common stock at an exercise price of $0.848202 per share (the "Watley Warrants"). Prior to execution of the CAP Agreement, the Company issued 75,000 shares of common stock (the "Reel Shares") to affiliates of Reel for the purpose of reimbursing that entity for legal and other costs incurred in connection with the transaction and as inducement for the continuation of negotiations with respect to the Bridge Loan.

The Bridge Loan provided the Company with the funds necessary to meet certain of its current obligations and to repay certain indebtedness. In connection with the Bridge Loan, the Company issued to Reel detachable warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.848202. Pursuant to the terms of the CAP Agreement, 1,500,000 of such warrants were canceled upon the successful consummation of the Equity Financing. Therefore, warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.848202 (the "Bridge Warrants") were issued to Reel in connection with the Bridge Loan. The Bridge Loan was paid in full with interest on December 15, 1997 from proceeds of the Equity Financing. Non-cash interest expense of $328,750 was recorded in fiscal 1998 with respect to the issuance of the Bridge Warrants and the PCI Warrants discussed below.

Concurrent with the execution of the CAP Agreement, the Company issued to CAP a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.848202 (the "Signing Warrants"). On December 15, 1997, CAP consummated the Equity Financing, purchasing 17,684,464 shares of common stock at a purchase price of $0.848202 per share, and pursuant to the CAP Agreement the Company issued to CAP warrants to purchase an additional 1,630,624 shares of common stock at an exercise price of $0.848202 per share (together with the Signing Warrants, the "CAP Warrants").

Pursuant to the terms of the CAP Agreement, the Company is obligated to issue additional shares of common stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) negative cash flow experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company and CAP have agreed that 1,351,256 Adjustment Shares shall be issued by the Company to CAP pursuant to the terms of the CAP Agreement as of June 29, 1998. To the extent there are (a) operating losses at the Company's Tijuana and/or San Bernardino facilities for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims such as the lease disputes described at Note 6, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

On April 23, 1997, Pacific Concessions, Inc. ("PCI") provided the Company with a $2,000,000 loan (the "Initial PCI Loan") in exchange for the Company amending the concession lease agreements with PCI. In connection with the Initial PCI Loan, the Company issued warrants to PCI to purchase 100,000 shares of common stock at an exercise price per share equal to the lower of $.9344 or the average of the closing price of the Company's common stock the five days prior to any exercise of such warrants. As a result of the amendments to the concession lease agreements, PCI assumed direct responsibility for the concession operations at each of the Company's domestic theaters, and PCI paid to the Company a commission on concession sales generated. On December 15, 1997, the Initial PCI Loan was paid in full with interest and the concession lease agreements were terminated in accordance with the provisions thereof.

On August 29, 1997, PCI loaned to the Company an additional $500,000 (the "Second PCI Loan"). In connection with the Second PCI Loan, the Company issued warrants to PCI to purchase 400,000 shares of common stock at an exercise price per share equal to the lower of $.9344 or the average closing price of the Company's common stock for the five days prior to any exercise of such warrants (together with the warrant exercisable for 100,000 shares of common stock described above, the "PCI Warrants"). The Second PCI Loan was paid in full with interest on September 24, 1997.

As of June 22, 1998, the Company had reserved for issuance upon exercise of outstanding or issuable warrants an aggregate of 19,865,827 shares of common stock. Issuance of equity securities for consideration below the applicable exercise price triggers certain anti-dilution provisions in the Company's Redeemable Warrants, the Company's Class B Redeemable Warrants and the Reel Warrants, the CAP Warrants and the Watley Warrants.

In fiscal year 1998, the following events triggered the anti-dilution provisions of the Redeemable Warrants and the Class B Redeemable Warrants (1) the issuance of 1,100,000 stock options each having an exercise price of $.875, (2) the issuance of 17,684,464 shares of common stock in the Equity Financing for a price per share equal to $.848202, (3) the issuance of the 500,000 PCI Warrants having an exercise price of $.9344, (4) the issuance of the 75,000 Reel Shares at a price per share of $.666, and (5) the issuance of the Watley Warrants, the CAP Warrants and the Reel Warrants, totaling 7,399,070 and each having an exercise price of $.848202 per share. After giving effect to these events, other events occurring prior to the 1998 fiscal year, the issuance of an additional 330,000 stock options at an exercise price of $.875 per share in April, 1998 and the obligation to issue 1,351,256 Adjustment Shares for no additional consideration, the shares of common stock issuable upon exercise of each Redeemable Warrant as of June 22, 1998 was 2.3622 and the shares of common stock issuable upon the exercise of each Class B Redeemable Warrant as of June 22, 1998 was 2.3551. Consequently, as of June 22, 1998, an aggregate of 10,980,833 shares of common stock are issuable upon exercise of the outstanding Redeemable Warrants at an exercise price of $2.54 per share and an aggregate of 533,278 shares of common stock are issuable upon exercise of the outstanding Class B Redeemable Warrants at an exercise price of $2.76 per share.

In fiscal year 1998, the following event triggered the anti-dilution provisions of the Reel Warrants, the CAP Warrants and the Watley Warrants: the issuance of 1,100,000 stock options each having an exercise price of $.875. After giving effect to this event, the issuance of an additional 330,000 stock options at an exercise price of $.875 per share in April, 1998 and the obligation to issue 1,351,256 Adjustment Shares for no additional consideration, the aggregate number of shares of common stock issuable pursuant to these warrants as of June 22, 1998 increased by 235,718 shares to 7,634,788 and the exercise price per share with respect thereto decreased $.0262 to $.822014.


The following tables set forth the number of issuable or outstanding warrants as to March 31, 1998 and June 22, 1998, respectively:



                                                As of March 31, 1998
                                                --------------------
                                                        Common        Exercise     Fully Diluted
                                        Number of      Shares per     Price per     Common Stock
Warrant                                 Warrants        Warrant        Share          Issuable
-------                                 --------       ----------     ---------    -------------
Redeemable Warrants                     4,648,562       2.307692       $ 2.6000      10,727,451
(Outstanding and Issuable)

Class B
Redeemable Warrants                       226,438       2.296820       $ 2.8300         520,087

PCI Warrants                              500,000       1.000000       $ 0.9344         500,000

CAP Warrants,
Reel Warrants and
Watley Warrants                         7,399,070       1.000000       $ 0.8482       7,399,070

                                                                       $ 0.8440 to
Other                                     216,928       1.000000       $ 7.5000         216,928


                                                As of June 22, 1998
                                                --------------------
                                                         Common       Exercise     Fully Diluted
                                       Number of       Shares per     Price per     Common Stock
Warrant                                 Warrants         Warrant        Share         Issuable
-------                                 --------       ----------     ---------    -------------
Redeemable Warrants                     4,648,562        2.36220       $ 2.5400      10,980,833
(Outstanding and Issuable)

Class B
Redeemable Warrants                       226,438        2.35507       $ 2.7600         533,278

PCI Warrants                              500,000       1.000000       $ 0.9344         500,000

CAP Warrants,
Reel Warrants and
Watley Warrants                         7,399,070       1.031858       $ 0.8220       7,634,788

                                                                       $ 0.8440 to
Other Warrants                            216,928       1.000000       $ 7.5000         216,928


9.  OTHER CURRENT ASSETS

Included in other current assets at March 31, 1998 was $247,000, representing a receivable with respect to a construction allowance from a landlord. Such amount was paid to the Company subsequent to March 31, 1998.

10.  STOCK OPTIONS

In July 1994, the Company's Board of Directors approved the formation of the CinemaStar Luxury Theaters, Inc. Stock Option Plan. The Board of Directors reserved 587,500 shares of common stock for the granting of incentive stock options and non-qualified stock options. In December 1997 the Board of Directors approved the formation of the New CinemaStar Luxury Theaters, Inc. Stock Option Plan, which by resolution of the Board of Directors replaces the previous plan. The Board of Directors reserved 2,885,960 shares of common stock for the granting of incentive stock options and non-qualified stock options. Options generally vest over a period of three years, at an exercise price determined by the compensation committee, and must be exercised within ten years from the date of grant.

A summary of all stock option activity follows:


                                                March 31, 1998                      March 31, 1997
                                                --------------                      --------------

                                                       Weighted-Average                   Weighted-Average
                                           Shares      Exercised Price         Shares      Exercise Price
                                           ------      ---------------         ------      --------------
Outstanding at
beginning of year                          400,805             $2.81          395,305            $2.75
Cancelled                                 (399,305)                -                -                -
Granted                                  1,100,000              0.88            5,500             7.38
                                         ---------              ----            -----             ----

Outstanding at
end of year                              1,101,500             $0.89          400,805            $2.81
                                         ---------              ----            -----             ----
                                         ---------              ----            -----             ----
Options exercisable
at year end                                  1,500             $7.38          400,805            $2.81

Weighted-average fair value
of options granted during
the year                                 $    1.04                            $  1.44


Information relating to stock options at March 31, 1998 summarized by exercise price are as follows:

                                  Options Outstanding                         Options Exercisable
                                  -------------------                         -------------------
Exercise Price                                       Weighted Average                  Weighted Average


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

10.  STOCK OPTIONS -- CONTINUED

Per Share                 Shares      Life (Year)     Exercise Price       Shares        Exercise Price
---------                 ------      -----------     --------------       ------        --------------
$0.88                   1,100,000         9.6            $0.88               -              $ -
$7.38                       1,500         8.3            $7.38             1,500            $7.38


$0.88 to 7.38           1,101,500         9.6            $0.89             1,500            $7.38
                        ---------         ---            -----             -----            ------
                        ---------         ---            -----             -----            ------

In April, 1998, the Company issued an additional 330,000 stock options at an exercise price of $.875 per share.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: 0% dividend yield; expected volatility of 13% for 1998 and 1997; risk free interest rates of 6% for 1998 and 1997; and expected lives of 3 years.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been substantially the same as that reflected in the accompanying consolidated statements of operations.

11.  GOING CONCERN

The accompanying consolidated financial statements as of March 31, 1997 have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of recurring losses, an operating loss of $1,569,654 for the year ended March 31, 1997, a working capital deficiency of $6,053,196 and an accumulated deficit of $9,731,273 as of March 31, 1997, and an inability to comply with certain loan and lease covenants raised substantial doubt about the Company's ability to continue as a going concern as of March 31, 1997.

In response to the conditions described above, the Company has sought additional financing to assist in funding its ongoing operations. On June 24, 1997, the Company signed a letter of intent to sell $15 million of newly issued common stock. Management intended to use approximately $10 million of the proceeds to repay the majority of the Company's long-term debt. The remaining proceeds would be used to continue opening new theater locations and for general working capital purposes. As the letter of intent was subject to certain conditions and a vote by the Company's current stockholders at June 24, 1997 there was no assurance that this transaction would ultimately be consummated.

As discussed in Note 8, the Company completed an equity financing of $15 million on December 15, 1997. The proceeds of such financing were used to repay the majority of the Company's long-term debt, including the debt and related early termination penalties associated with its concession lease agreements (see Note 6). The remaining proceeds will be used for general working capital purposes. The Company believes that this infusion of cash will provide for improved profitability and a positive cash flow in future years due to a reduction in interest expense and a reduction of concession costs. Management believes that as of March 31, 1998, cash and cash equivalents are adequate to fund operations through fiscal 1999.

The financial statements as of March 31, 1997 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from such uncertainty. Accordingly, the report of the independent certified public accountants with respect to the Company's consolidated financial statements as of March 31, 1997 contained an explanatory paragraph calling attention to this matter.

                                INDEX TO EXHIBITS

                             DESCRIPTION OF EXHIBITS

10.57    CinemaStar Luxury Theaters, Inc. Stock Option Plan, dated December 16, 1997
10.58    Form of Stock Option Agreement, as of December 16, 1997
10.59    Employment Agreement by and between the Company and Frank Moreno, dated April 29, 1998
10.60    Employment Agreement by and between the Company and Norman Dowling, dated June 18, 1998
10.61    Lease Agreement by and between the Company and Landgrant Corporation dated as of
          April 15, 1998 (Ocean View Plaza)
21       Subsidiaries of the Company
23.1     Consent of BDO Seidman, LLP
27       Financial Data Schedule