Form 10KSB/A
period 1998-03-31
CINEMASTAR LUXURY THEATERS INC
filed 1998-07-13
CIK 931085

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1
(MARK ONE)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---    ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents of CinemaStar Luxury Theaters, Inc. are incorporated by reference within this filing.

(1)        Registration Statement No. 33-86716
(2)        Form 10-KSB for the year ended March 31, 1995
(3)        Form 8-K for April 11, 1996
(4)        Form 8-K for June 6, 1996
(5)        Form 10-KSB for the year ended March 31, 1996
(6)        Form 10-Q for the period ended June 30, 1996
(7)        Form 10-Q for the period ended December 31, 1996
(8)        Form 8-K filed July 1, 1997
(9)        Form 10-KSB for the year ended March 31, 1997
(10)       Proxy Statement filed November 17, 1997
(11)       Form 10-KSB for the year ended March 31, 1998

Transitional Small Business Disclosure Format   Yes      No   X
                                                    ----    ----

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-KSB/A CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-KSB/A SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-KSB/A. WHERE POSSIBLE, THE COMPANY USES WORDS LIKE "BELIEVES", "ANTICIPATES", "EXPECTS", "PLANS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS, RISKS AND UNCERTAINTIES THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE AVAILABILITY OF MARKETABLE MOTION PICTURES, THE INCREASE OF REVENUES TO MEET LONG-TERM LEASE OBLIGATIONS AND RENT INCREASES, RISKS INHERENT IN THE CONSTRUCTION OF NEW THEATERS, THE ABILITY TO SECURE NEW LOCATIONS ON FAVORABLE TERMS, INTENSE COMPETITION IN THE INDUSTRY, DEPENDENCE ON CONCESSION SALES AND SUPPLIERS, EARTHQUAKES AND OTHER NATURAL DISASTERS AND THE ABILITY TO SECURE ADEQUATE FINANCING ON ACCEPTABLE TERMS TO SUPPORT GROWTH.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB/A. Except for the historical information contained herein, the discussion in this Form 10-KSB/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB/A. Where possible, the Company uses words like "believes", "anticipates", "expects", "plans" and similar expressions to identify such forward looking statements. The Company's actual results could differ materially from those discussed here. Factors, risks and uncertainties that could cause or contribute to such differences include the availability of marketable motion pictures, the increase of revenues to meet long-term lease obligations and rent increases, risks inherent in the construction of new theaters, the ability to secure new locations on favorable terms, intense competition in the industry, dependence on concession sales and suppliers, earthquakes and other natural disasters and the ability to secure adequate financing on acceptable terms to support growth.

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

Interest expense for the fiscal year ended March 31, 1998 increased to $777,655 or 14% compared to $678,041 for the previous fiscal year. The increase resulted from higher than average debt levels with higher than average interest rates. The majority of the Company's debt has been repaid from the proceeds of the equity transactions consummated on December 15, 1997. Management believes that the Company's remaining debt is at commercially reasonable rates. In addition, any new debt financing obtained by the Company is not likely to be required until at least the fourth quarter of fiscal 1999. No assurance can be given, however, that the Company will be able to obtain any additional debt, on more favorable terms or otherwise, or maintain such lower debt levels.

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

Based on a review of the copies of such forms furnished to the Company, the Company notes that each of Frank J. Moreno, Jack S. Gray, Jr., Neil R. Austrian, Jr., CinemaStar Acquisition Partners, L.L.C., SCP Private Equity Partners, L.P. and Reel Partners, L.L.C. did not timely file, and James J. Villanueva and Winston J. Churchill did not timely amend, a Form 3 Initial Statement of Beneficial Ownership of Securities in connection with becoming directors and/or officers of the Company or becoming 10% shareholders in the Company. Similarly, Jack R. Crosby, Norman Dowling, Neil R. Austrian, Jr., Jack S. Gray, Jr., Winston J. Churchill, CinemaStar Acquisition Partners, L.L.C. and SCP Private Equity Partners, L.P. did not timely file a Form 4 Statement of Changes in Beneficial Ownership in connection with stock, stock options and/or warrants issued to them by the Company during the Company's fiscal year ended March 31, 1998. Finally, Reel Partners, L.L.C. did not timely file a Form 5 Annual Statement of Changes in Beneficial Ownership in connection with the cancellation and/or distribution of the Company's equity securities during the Company's fiscal year ended March 31, 1998. The Company has been informed that each of Messrs. Moreno, Gray, Austrian, Crosby, Dowling, Villanueva and Churchill, and the entities of CinemaStar Acquisition Partners, L.L.C., Reel Partners, L.L.C. and SCP Private Equity Partners, L.P. will file the requisite notices within fifteen (15) days of the filing of the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

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

                           SUMMARY COMPENSATION TABLE
                                                                                                                  Long Term
                                                                                                                 Compensation
                                                                                                                    Awards
                                                              Annual Compensation                                ------------
                                                           ------------------------                               Securities
Name and                                                                                       All Other Annual   Underlying
Principal Position                    Fiscal Year Ended    Salary             Bonus            Compensation(3)   Options/SARs
------------------                    -----------------    ------             -----            ------------      ------------
CURRENT EXECUTIVE OFFICERS:
Jack R. Crosby.......................         1998         $0(2)              0(1)                                 500,000(1)
Chairman of the Board of Directors            1997         $0                 0
and Chief Executive Officer                   1996         $0                 0
Frank J. Moreno......................         1998         $57,531(4)         0(1)(5)                              500,000(1)
President and Chief Operating                 1997         $0                 0
Officer                                       1996         $0                 0
Norman Dowling.......................         1998         $36,345(6)         0(1)(5)                              100,000(1)
Chief Financial Officer and Vice              1997         $0                 0
President                                     1996         $0                 0
Jack S. Gray, Jr.....................         1998         $0(2)              0(1)                                 0(1)(7)
Vice Chairman of the Board of                 1997         $0                 0
Directors                                     1996         $0                 0
Neil R. Austrian, Jr.................         1998         $0(2)              0(1)                                 0(1)(7)
Executive Vice President                      1997         $0                 0
                                              1996         $0                 0
FORMER EXECUTIVE
OFFICERS: (13)
John Ellison, Jr.....................         1998         $314,166(8)        $0                                   0
President and Chief Executive                 1997         $181,944           $50,000                              0
Officer                                       1996         $167,620           $50,000                              0
Alan Grossberg.......................         1998         $702,210(8)        $0                                   0
Acting Chief Financial Officer                1997         $182,640(9)        $30,000                              0
and Executive Vice President                  1996         $196,273(10)       $15,000                              0
Jerry Willits........................         1998         $290,571(8)        $0                                   0
Vice President                                1997         $88,935            $15,000                              0
                                              1996         $77,500            $ 7,500                              0
Jon Meloan...........................         1998         $182,312(8)        $0                   (3)             0
Vice President                                1997         $62,400            $10,000              (3)             2,000
                                              1996         $50,000            $0                   (3)             5,180

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

OPTION EXERCISES IN FISCAL 1998 AND YEAR-END OPTION VALUES

The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1998 by the executive officers named in the Summary Compensation Table:

                                       OPTION EXERCISES AND YEAR-END VALUE TABLE(1)
                                                                   Number of Unexercised           Value of Unexercised
                                                                 Options at Fiscal Year End        In-the-Money Options
                                                                 --------------------------         at Fiscal Year End(2)
                                                                                                  ------------------------
                                  Shares
                                Acquired on   Value
Name(4)                          Exercise    Realized          Exercisable     Unexercisable     Exercisable     Unexercisable
----                             --------    --------          -----------     -------------     -----------     -------------
CURRENT EXECUTIVE OFFICERS:
Jack R. Crosby                       0              $0              0             500,000             $0            $62,500
Frank Moreno                         0              $0              0             500,000             $0            $62,500
Norman Dowling                       0              $0              0             100,000             $0            $12,500
FORMER EXECUTIVE OFFICERS:
John Ellison, Jr.                    0              $0             88,125(3)         0                $0               $0
Alan Grossberg                       0              $0             88,125(3)         0                $0               $0
Jerry Willits                        0              $0             11,750(3)         0                $0               $0
Jon Meloan                           0              $0             18,930(3)         0                $0               $0

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

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective April 29, 1998, the Company entered into a three-year employment agreement with Frank J. Moreno, pursuant to which Mr. Moreno's annual base salary of $250,000 is subject to increase at the discretion of the Board of Directors. In addition, Mr. Moreno may receive an annual bonus at the discretion of the Board of Directors. Mr. Moreno also receives an automobile allowance of $650 per month. The employment agreement also gives Mr. Moreno the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. Under the employment agreement, Mr. Moreno shall be compensated for his out-of-pocket relocation costs and up to $20,000 in connection with the sale of his home. The employment agreement also acknowledges that the Company granted Mr. Moreno options to acquire 500,000 shares of the Company's common stock on December 16, 1997. In the event Mr. Moreno is terminated by the Company without cause, he is entitled to his base salary for the remainder of the three-year period.

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

-------------------------------------------------------------
(1)        Incorporated by reference to the exhibits filed with Registration Statement No. 33-86716.
(2)        Incorporated by reference to Form 10-KSB for the year ended March 31, 1995.
(3)        Incorporated by reference to Form 8-K for April 11, 1996.
(4)        Incorporated by reference to Form 8-K for June 6, 1996.
(5)        Incorporated by reference to Form 10-KSB for the year ended March 31, 1996.
(6)        Incorporated by reference to Form 10-Q for the period ended June 30, 1996.
(7)        Incorporated by reference to Form 10-Q for the period ended December 31, 1996.
(8)        Incorporated by reference to Form 8-K filed July 1, 1997
(9)        Incorporated by reference to Form 10-KSB for the year ended March 31, 1997.
(10)       Incorporated by reference to the Proxy Statement filed November 17, 1997.
(11)       Incorporated by reference to Form 10-KSB for the year ended March 31, 1998.

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

                        CINEMASTAR LUXURY THEATERS, INC.

                       /s/ Jack R. Crosby
                       ---------------------------
                       Jack R. Crosby, Chairman           Dated July 10, 1998
                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                 CAPACITY                                  DATE
---------                                 --------                                  ----
/s/ Jack R. Crosby                  Chairman of the Board of Directors
---------------------               and Chief Executive Officer                July 10, 1998
Jack R. Crosby                      (principal executive officer)


/s/ Norman Dowling                  Vice President, Chief Financial
----------------------              Officer and Assistant Secretary            July 10, 1998
Norman Dowling                      (principal financial officer and
                                    principal accounting officer)

/s/ Frank J. Moreno                 President, Chief Operating Officer
----------------------              and Director                               July 10, 1998
Frank J. Moreno


/s/ Winston J. Churchill            Director                                   July 10, 1998
----------------------
Winston J. Churchill

/s/ Wayne B. Weisman                Director                                   July 10, 1998
----------------------
Wayne B. Weisman

/s/ Thomas G. Rebar                 Director and Secretary                     July 10, 1998
----------------------
Thomas G. Rebar

/s/ Jack S. Gray, Jr.               Vice Chairman of the Board
----------------------              of Directors                               July 10, 1998
Jack S. Gray, Jr.

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Common Stock             Additional
                                               -------------------------       Paid-in       Accumulated
                                                 Shares         Amount         Capital         Deficit          Total
                                               ---------      ----------      ----------    ------------     ----------
Balance, March 31, 1996                        6,200,000      $6,458,586      $  510,030    $(5,426,903)     $1,541,713

Issuance of common stock upon
  exercise of warrants                           226,438         560,011           -              -             560,011

Issuance of common stock upon
  conversion of convertible
  debentures                                     930,764       2,049,843           -              -           2,049,843

Issuance of common stock for interest
  on convertible debentures                        5,204          16,877           -              -              16,877

Additional paid-in capital related
  to debenture embedded
  interest                                         -               -           2,048,997          -           2,048,997

Net loss                                           -               -               -         (4,304,370)     (4,304,370)
                                               ---------      ----------       ---------     ----------      ----------
Balance, March 31, 1997                        7,362,406       9,085,317       2,559,027     (9,731,273)      1,913,071

Issuance of common stock upon
  conversion of convertible
  debentures                                     581,776         339,300           -              -             339,300

Additional paid-in capital related
  to warrant embedded interest                     -               -             328,750          -             328,750

Additional paid-in capital related
  to issuance of warrants                          -               -             738,375          -             738,375

Issuance of common stock for services
  rendered                                        75,000          50,000           -              -              50,000

Issuance of common stock, net of related
  transaction costs                           17,684,464      13,154,053           -              -          13,154,053

Net loss                                           -               -               -         (7,932,011)     (7,932,011)
                                              ----------     -----------     -----------   ------------      ----------

Balance, March 31, 1998                       25,703,646     $22,628,670     $ 3,626,152   $(17,663,284)     $8,591,538
                                              ----------     -----------     -----------   ------------      ----------
                                              ----------     -----------     -----------   ------------      ----------

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

SIGNIFICANT CONTRACTS AND AGREEMENTS

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

The Company incurred in fiscal 1998 an expense of $1,056,224 in connection with the settlement of certain management contracts previously entered into with four former officers and directors of the Company and the settlement of certain other matters amongst the parties. The Company effected the settlement by making aggregate cash payment of $875,000, forgiving outstanding loans and remaining as guarantor on a personal loan. The settlement agreement also contains mutual general releases of the parties with respect to all prior known and unknown claims.

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