Form 10QSB
period 1998-06-30
CINEMASTAR LUXURY THEATERS INC
filed 1998-08-14
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the Quarterly period ended June 30, 1998

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

                                 (619) 509-2777
              (Registrant's telephone number, including area code)

                     431 COLLEGE BLVD., OCEANSIDE, CA 92057
                 (Address of former principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Common stock, no par value: 25,703,646 shares outstanding as of August 13, 1998.

Transitional Small Business Disclosure Format. (check one):

                                 YES [ ] NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Condensed Consolidated Balance Sheet as of June 30, 1998            3

        Condensed Consolidated Statements of Operations for the three
        months ended June 30, 1998 and 1997                                 4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended June 30, 1998 and 1997                           5

        Notes to Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           7

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  10

Item 2. Changes in Securities                                              11

Item 3. Defaults in Senior Securities                                      11

Item 4. Submission of Matters to a Vote of Securities Holders              11

Item 5. Other Information                                                  11

Item 6. Exhibits and Reports on Form 8-K                                   11

        Signatures                                                         12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    June 30,
                                                                      1998
                                                                  ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $  3,388,548
Prepaid expenses                                                       122,229
Other current assets                                                   226,559
                                                                  ------------

TOTAL CURRENT ASSETS                                                 3,737,336

Property and equipment, net                                         12,647,321
Deposits and other assets                                              293,964
                                                                  ------------
TOTAL ASSETS                                                      $ 16,678,621
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
  obligations                                                     $    258,300
Accounts payable                                                     1,337,833
Accrued expenses                                                     1,464,351
Deferred revenue                                                       228,282
                                                                  ------------

TOTAL CURRENT LIABILITIES                                            3,288,766

Long-term debt and capital lease obligations,
  net of current portion                                             1,866,438
Deferred rent liability                                              3,390,614
                                                                  ------------
TOTAL LIABILITIES                                                    8,545,818
                                                                  ------------
STOCKHOLDERS' EQUITY:
Common stock, no par value; authorized shares -
  60,000,000; issued and outstanding shares - 25,703,646            22,628,670
Additional paid-in capital                                           3,626,152
Accumulated deficit                                                (18,122,019)
                                                                  ------------

TOTAL STOCKHOLDERS' EQUITY                                           8,132,803
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 16,678,621
                                                                  ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended June 30,
                                                  -------------------------------
                                                      1998               1997
                                                  ------------       ------------
REVENUES:

Admissions                                        $  4,865,395       $  3,915,058
Concessions                                          2,065,181          1,719,006
Other operating revenues                               159,401            118,669
                                                  ------------       ------------

TOTAL REVENUES                                       7,089,977          5,752,733

COSTS AND EXPENSES:

Film rental and booking costs                        2,645,292          2,248,524
Cost of concession supplies                            632,593            593,194
Theater operating expenses                           3,042,385          2,280,566
Selling, general and administrative expenses           657,221            874,432
Depreciation and amortization                          532,208            454,598
                                                  ------------       ------------

TOTAL COSTS AND EXPENSES                             7,509,699          6,451,314
                                                  ------------       ------------

OPERATING LOSS                                        (419,722)          (698,581)

OTHER INCOME (EXPENSE):

Interest expense                                       (76,834)          (186,869)
Interest income                                         39,420              6,553
                                                  ------------       ------------

TOTAL OTHER EXPENSE                                    (37,414)          (180,316)
                                                  ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (457,136)          (878,897)

PROVISION FOR INCOME TAXES                              (1,600)                --
                                                  ------------       ------------

NET LOSS                                          $   (458,736)      $   (878,897)
                                                  ============       ============

BASIC AND DILUTED NET LOSS PER SHARE              $      (0.02)      $      (0.11)

WEIGHTED AVERAGE SHARES                             25,703,646          7,790,747




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended June 30,
                                                         -----------------------------
                                                             1998              1997
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (458,736)      $  (878,897)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                532,208           454,598
Deferred rent expense                                        212,855           212,861
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                    129,613           (50,943)
Deposits and other assets                                     (5,938)          (82,516)
Accounts payable                                            (334,848)          514,239
Accrued expenses and other liabilities                       341,014               613
                                                         -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    416,168           169,955
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                         (281,638)       (1,750,714)
Deposits and other assets                                         --          (332,514)
                                                         -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                       (281,638)       (2,083,228)
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                          --         2,000,000
Principal payments on long-term debt and capital
  lease obligations                                         (227,960)         (204,381)
Advances from stockholder, net                                    --            84,429
                                                         -----------       -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (227,960)        1,880,048
                                                         -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (93,430)          (33,225)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,481,978           601,646
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 3,388,548       $   568,421
                                                         ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                 $    76,834       $   186,869
                                                         ===========       ===========

Income taxes                                             $     1,600                --
                                                         ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock issued upon conversion of debentures                 --       $   339,300
                                                         ===========       ===========




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the year ended March 31, 1998 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB/A which was filed with the Securities and Exchange Commission. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1999.

NOTE 2

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective April 1, 1998 and the adoption had no effect on the Company's financial statements.

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


NOTE 3

Certain reclassifications have been made to the June, 1997 financial statements to conform to the June, 1998 presentation.

NOTE 4

On September 23, 1997, the Company entered into a definitive agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, L.L.C. ("CAP") and Reel Partners L.L.P. ("Reel") whereby Reel provided $3,000,000 of interim debt financing (the "Bridge Loan") and CAP was to provide $15,000,000 of equity financing (the "Equity Financing").

Pursuant to the terms of the CAP Agreement, the Company is obligated to issue additional shares of common stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company and CAP have agreed that 1,351,256 Adjustment Shares shall be issued by the Company to CAP pursuant to the terms of the CAP Agreement. The Company expects to issue the Adjustment Shares in the second fiscal quarter ended September 30, 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

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

At June 30, 1997 the Company had seven theater locations with a total of 64 screens. During the twelve months ended June 30, 1998, the Company added 5 new screens in July 1997 to an existing location and, in November 1997, a new ten screen theater complex was opened. Thus at June 30, 1998 the Company had 8 locations and 79 screens. These additions resulted in an increase in revenues and expenses for the three months ended June 30, 1998 compared to June 30, 1997.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997.

Total revenues for the three months ended June 30, 1998 increased 23.2% to $7,089,977 from $5,752,733 for the three months ended June 30, 1997. The increase resulted from a 24.3% increase in admissions revenues to $4,865,395 and a 21.1% increase in concession and other operating revenues to $2,224,582. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters and screens. Average revenues per screen for theaters in operation during both periods declined slightly, primarily due to the closure, for remodeling, of a six screen facility for part of fiscal 1999's first quarter.

Film rental and booking costs for the three months ended June 30, 1998 increased 17.6% to $2,645,292 from $2,248,524 for the three months ended June 30, 1997.
The increase was due to the greater revenue generated from more screens. As a percentage of admissions revenues, film rental and booking costs decreased to 54.4% from 57.4% in the three months ended June 30, 1998 compared to the comparable prior year period, in part due to lower film rental cost in the Company's new location in Tijuana, Mexico.

Cost of concession supplies for the three months ended June 30, 1998 increased 6.6% to $632,593 from $593,194 for the three months ended June 30, 1997. The increase was due in part to increased concession costs associated with increased concession revenues. As a percentage of concession revenues, cost of concession supplies decreased to 30.6% from 34.5% in the three months ended June 30, 1998 compared to the comparable prior year period, due to the termination during the quarter of concession lease agreements with its former primary concession vendor, Pacific Concessions, Inc. ("PCI"). As of June 15, 1998, the Company ceased using PCI to provide concession operations at any of its theaters and began operating such concessions itself. Management believes that contracting directly with the concession suppliers at competitive rates will decrease the Company's cost of concessions and increase the Company's gross profit margin on concession sales in future periods.

Theater operating expenses for the three months ended June 30, 1998 increased 33.4% to $3,042,385 from $2,280,566 for the three months ended June 30, 1997. As a percentage of total revenues, theater operating expenses increased to 42.9% from 39.6% during the applicable periods. The increase in theater operating costs was primarily due to the increased costs attributable to the addition of new theaters, increases due to federally mandated increases in minimum wages and increased maintenance and repair expenses associated with certain upgrades and remodels.

Selling, general and administrative expenses for the three months ended June 30, 1998 decreased 24.8% to $657,221 from $874,432 for the three months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 9.3% from 15.2% for the three months ended June 30, 1998 compared with the prior comparable period. The decrease is the result of cost reduction initiatives and of lower international expenses.

Depreciation and amortization for the three months ended June 30, 1998 increased 17.1% to $532,208 from $454,598 for the three months ended June 30, 1997. The increase was primarily the result of increased depreciation on additional equipment associated with the opening of the new theaters .

Interest expense for the three months ended June 30, 1998 decreased to $76,834 from $186,869 for the three months ended June 30, 1997. This decrease was primarily a result of the majority of the Company's debt having been repaid from the proceeds of the Equity Financing transaction consummated in December 1997.

Interest income for the three months ended June 30, 1998 increased to $39,420 from $6,553 for the three months ended June 30, 1997. This increase is attributable to changes in cash balances, due to the completion of the Equity Financing transaction in December 1997.

As a result of the factors discussed above, the net loss for the three months ended June 30, 1998 was $458,736 or $ .02 per common share, compared to a net loss of $878,897, or $.11 per common share, for the three months ended June 30, 1997.

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

Pursuant to the CAP Agreement, CAP purchased 17,684,464 shares of common stock for a purchase price of $0.848202 per share. CAP also received at closing warrants to purchase 1,630,624 shares of common stock at an exercise price equal to $0.848202 per share. Pursuant to the terms of the CAP Agreement, the Company is obligated to issue additional shares of common stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and
(iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company and CAP have agreed that 1,351,256 Adjustment Shares shall be issued by the Company to CAP pursuant to the terms of the CAP Agreement. The Company expects to issue the Adjustment Shares in the second fiscal quarter ended September 30, 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At June 30, 1998, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $90,000,000. In addition, the Company has signed a lease agreement for a 20 screen facility in San Bernardino, California and a 16 screen facility in Oceanside, California. The lease for the San Bernardino Facility will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease and the lease for the Oceanside Facility will require expected minimum rental payments aggregating approximately $30,425,000 over the 25-year life of the lease. Accordingly, existing minimum lease commitments as of June 30, 1998 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $161,100,000. Costs to the Company to complete and equip the San Bernardino Facility and the Oceanside Facility are estimated at approximately $3,500,000 and $3,600,000, respectively. The Company's ability to develop these projects is dependent upon several factors, including the performance of the landlord/developer under the leases in the construction of the facilities and the Company's ability to obtain satisfactory financing for the projects. In addition, the status of the lease for the San Bernardino Facility is in dispute. Therefore, there can be no assurance that the Company will be able to complete these projects. In addition, because lease payments do not begin until acceptance of a completed building by the Company, it is not assured that the foregoing obligations with respect to a given project will materialize.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $7,932,011 in the fiscal years ended March 31, 1997 and 1998, respectively and also experienced a net loss of $458,736 in its first quarter ended June 30, 1998. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens and the success of management's cost reduction efforts.

The ability of the Company to expand and add new screens either through the development of new theaters, the expansion of existing theaters or the acquisition of new theaters is contingent upon, among other things, the Company's obtaining new, third party financing to fund such growth. While the Company signed a commitment letter for a $15 million development and acquisition line from a senior, secured lender sufficient to meet the Company's current business plan, no definitive agreements have been reached and there can be no assurance that this or any other financing will be obtained by the Company on commercially reasonable terms.

During the three months ended June 30, 1998, the Company generated $416,168 from operating activities, as compared to generating $169,955 cash from operating activities for the three months ended June 30, 1997. The increase is due to lower costs of concession supplies as a percentage of concession revenues and lower selling, general and administrative expenses in the three months ended June 30, 1998 compared with the three months ended June 30, 1997, partially offset by higher theater operating expenses.

During the three months ended June 30, 1998, the Company used cash in investing activities of $281,638, as compared to $2,083,228 for the three months ended June 30, 1997. The decrease is due to lower purchases of fixed assets during the three months ended June 30, 1998 compared with the prior comparable period.

During the three months ended June 30, 1998, the Company used net cash of $227,960 in financing activities, as compared to providing $1,880,048 for the three months ended June 30, 1997. The cash used in the three months ended June 30, 1998 related to principal repayment of debt and capital lease obligations. The cash provided in the three months ended June 30, 1997 related to the proceeds of the issuance of long term debt, partially offset by principal repayment of debt and capital lease obligations.

At June 30, 1998, the Company held cash, cash equivalents and working capital in the amounts of $3,388,548 and $448,570, respectively. Management believes that cash, cash equivalents and working capital should be adequate to fund the existing operations of the Company during fiscal 1999. However, should the Company require additional financing, there can be no assurance that the Company will be able to obtain such financing on reasonable terms, and a failure to obtain such financing could have a material adverse effect on the financial condition and results of operations of the Company.

As of June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $11,000,000 and $5,500,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income, and they expire in 2006 through 2013 if not utilized prior to that time. The California NOLs are available to offset future years taxable income, and they expire in 1999 through 2003 if not utilized prior to that time. The annual utilization of NOLs will be limited in accordance with restrictions imposed under the Federal and state laws as a result of changes in ownership. The Company's initial public offering and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period will be subject to certain specified annual limitations.

At June 30, 1998, the Company has total net deferred income tax assets in excess of $4,900,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not "more likely than not" in light of the Company's recurring losses from operations.

Due to the absence of two market makers for its Class B Redeemable Warrants, the Company had been notified by NASDAQ that these were to be delisted effective June 27, 1998. NASDAQ subsequently notified the Company that it was now in compliance with the market maker requirement and that the Class B Redeemable Warrants would remain listed.

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


                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court, Case No. N07870, alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform. The complaint also alleges first year minimum rent of $174,240. Management believes the complaint is without merit and the Company will vigorously defend against this action. Management believes the termination of the lease in question was in accordance with its terms, but there is no assurance that the Company ultimately will prevail in this action. The Company believes that the landlord has already leased the property to another tenant, which would significantly mitigate the damages that could be claimed by the landlord.

On November 7, 1997, MDA-San Bernardino Associates, LLC ("MDA"), the landlord of the San Bernardino Facility, filed an action for Unlawful Detainer in the Municipal Court of the State of California for the County of San Bernardino, Case No. 184164. The action sought to terminate the Company as tenant. The action was filed because MDA believed the Company had not satisfied certain financial conditions under the lease. The Company filed a response to this action and subsequently entered into a Stipulation for Entry of Judgment with MDA. The Company believes it is in a position to comply with all requirements of such Stipulation for Entry of Judgment. As a result of MDA's delay in development of the project, the Company has not yet fully complied with all of the conditions of the Stipulation for Entry of Judgment. Additionally, management believes that as a result of MDA's failure of certain conditions precedent in the lease, the lease terminated on its own terms as early as January 9, 1998. MDA disputes the Company's position. The Company has informed MDA that if MDA does not fulfill such conditions precedent immediately, the Company will abandon the project.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters which the Company believes would have a material adverse effect on the Company.

ITEM 2 -- CHANGES IN SECURITIES

ANTI-DILUTION ADJUSTMENTS TO PUBLIC WARRANTS

The terms of the Company's publicly traded Redeemable Warrants and Class B Redeemable Warrants contain anti-dilution provisions that provide for adjustments in the exercise price and number of shares issuable upon exercise of such warrants in the event of issuance of Common Stock (or securities convertible into Common Stock) at a price per share below the exercise price of such warrants As of June 30, 1998, the Company had reserved for issuance upon exercise of outstanding or issuable warrants an aggregate of 19,856,849 shares of common stock. Issuance of equity securities for consideration below the applicable exercise price triggers certain anti-dilution provisions in the Company's Redeemable Warrants and its Class B Redeemable Warrants.

In fiscal year 1998, the following events triggered the anti-dilution provisions of the Redeemable Warrants and the Class B Redeemable Warrants (1) the issuance of 1,100,000 stock options each having an exercise price of $.875, (2) the issuance of 17,684,464 shares of common stock in the Equity Financing for a price per share equal to $.848202, (3) the issuance of the 500,000 PCI Warrants having an exercise price of $.9344, (4) the issuance of the 75,000 Reel Shares at a price per share of $.666, and (5) the issuance of the Watley Warrants, the CAP Warrants and the Reel Warrants, totaling 7,399,070 and each having an exercise price of $.848202 per share. After giving effect to these events, other events occurring prior to the 1998 fiscal year, the issuance of an additional 330,000 stock options at an exercise price of $.875 per share in April, 1998 and the obligation to issue 1,351,256 Adjustment Shares for no additional consideration, the shares of common stock issuable upon exercise of each Redeemable Warrant as of June 30, 1998 was 2.3622 and the shares of common stock issuable upon the exercise of each Class B Redeemable Warrant as of June 30, 1998 was 2.3551. Consequently, as of June 30, 1998, an aggregate of 10,980,833 shares of common stock are issuable upon exercise of the outstanding Redeemable Warrants at an exercise price of $2.54 per share and an aggregate of 533,278 shares of common stock are issuable upon exercise of the outstanding Class B Redeemable Warrants at an exercise price of $2.76 per share.



ITEM 3 -- DEFAULTS IN SENIOR SECURITIES

                None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of security holders during the first quarter of fiscal 1999.

ITEM 5 -- OTHER INFORMATION

                None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Item    27. Financial Data Schedule

        (b) Reports on Form 8-K

                The Company filed one Report on Form 8-K during the quarter ended June 30, 1998. On April 29, 1998, the Company filed a Form 8-K for a reportable event on April 16, 1998. On April 16, 1998, the Company dismissed BDO Seidman, LLP as its independent accountants and engaged Arthur Andersen LLP as its new accountants. The Company acknowledged that there had been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1998

                                       CinemaStar Luxury Theaters, Inc.

                                       by: /s/ JACK R. CROSBY
                                          --------------------------------------
                                          Jack R. Crosby
                                          Chairman and Chief Executive Officer
                                          (principal executive officer)

                                       by: /s/ NORMAN DOWLING
                                          --------------------------------------
                                          Norman Dowling
                                          Vice President and Chief
                                          Financial Officer (principal
                                          financial officer and principal
                                          accounting officer)