Form 10QSB
period 1998-09-30
CINEMASTAR LUXURY THEATERS INC
filed 1998-10-20
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly period ended September 30, 1998

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

                                 YES [X] NO [ ]

Common stock, no par value: 27,054,902 shares outstanding as of October 14, 1998.

Transitional Small Business Disclosure Format. (check one):

                                 YES [ ] NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
                                         PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet as of September 30, 1998 (Unaudited)                   3

            Condensed Consolidated Statements of Operations for the three
            and six months ended September 30, 1998 and 1997 (Unaudited)                                4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended September 30, 1998 and 1997 (Unaudited)                                    5

            Notes to Condensed Consolidated Financial Statements (Unaudited)                            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                   7

                                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                          10

Item 2.     Changes in Securities                                                                      12

Item 3.     Defaults in Senior Securities                                                              12

Item 4.     Submission of Matters to a Vote of Securities Holders                                      12

Item 5.     Other Information                                                                          12

Item 6.     Exhibits and Reports on Form 8-K                                                           12

            Signatures                                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,
                                                                              1998
                                                                          ------------
          ASSETS

          CURRENT ASSETS:
          Cash and cash equivalents                                       $  3,975,441
          Prepaid expenses                                                     288,921
          Other current assets                                                 220,539
                                                                          ------------

          TOTAL CURRENT ASSETS                                               4,484,901

          Property and equipment, net                                       12,032,882
          Deposits and other assets                                            293,964
                                                                          ------------
          TOTAL ASSETS                                                    $ 16,811,747
                                                                          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES:
          Current portion of long-term debt and capital lease
            obligations                                                   $    305,416
          Accounts payable                                                   1,279,989
          Accrued expenses                                                   1,060,073
          Deferred revenue                                                     466,700
                                                                          ------------

          TOTAL CURRENT LIABILITIES                                          3,112,178

          Long-term debt and capital lease obligations,
            net of current portion                                           1,786,794
          Deferred rent liability                                            3,561,880
                                                                          ------------
          TOTAL LIABILITIES                                                  8,460,852
                                                                          ------------
          STOCKHOLDERS' EQUITY:
          Common stock, no par value; authorized shares -
            60,000,000; issued and outstanding shares - 27,054,902          22,628,670
          Additional paid-in capital                                         3,626,152
          Accumulated deficit                                              (17,903,927)
                                                                          ------------

          TOTAL STOCKHOLDERS' EQUITY                                         8,350,895
                                                                          ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 16,811,747
                                                                          ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ------------------------------      ------------------------------
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------
REVENUES:

Admissions                                        $  5,723,946      $  4,676,618      $ 10,589,340      $  8,591,676
Concessions                                          2,388,073         2,069,989         4,453,255         3,788,995
Other operating revenues                               175,781           139,347           335,182           258,016
                                                  ------------      ------------      ------------      ------------

TOTAL REVENUES                                       8,287,800         6,885,954        15,377,777        12,638,687

COSTS AND EXPENSES:

Film rental and booking costs                        3,033,112         2,688,093         5,678,404         4,936,617
Cost of concession supplies                            420,622           742,578         1,053,216         1,335,772
Theater operating expenses                           3,166,897         2,682,543         6,209,281         4,963,109
Selling, general and administrative expenses           828,230           911,680         1,485,452         1,786,112
Depreciation and amortization                          581,548           531,757         1,113,755           986,355
                                                  ------------      ------------      ------------      ------------

TOTAL COSTS AND EXPENSES                             8,030,409         7,556,651        15,540,108        14,007,965
                                                  ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                                257,391          (670,697)         (162,331)       (1,369,278)

OTHER INCOME (EXPENSE):

Interest expense                                       (78,299)         (181,779)         (155,132)         (368,648)
Non-cash interest expense                                   --          (107,000)               --          (107,000)
Interest income                                         39,000             2,929            78,420             9,482
                                                  ------------      ------------      ------------      ------------

TOTAL OTHER EXPENSE                                    (39,299)         (285,850)          (76,712)         (466,166)
                                                  ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                           218,092          (956,547)         (239,043)       (1,835,444)

PROVISION FOR INCOME TAXES                                  --            (1,600)           (1,600)           (1,600)
                                                  ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                 $    218,092      $   (958,147)     $   (240,643)     $ (1,837,044)
                                                  ============      ============      ============      ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE     $       0.01      $      (0.12)     $      (0.01)     $      (0.23)

WEIGHTED AVERAGE SHARES                             25,733,674         7,993,633        25,718,660         7,891,902


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                    1998             1997
                                                                -----------      -----------
        CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                $  (240,643)     $(1,837,044)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
        Depreciation and amortization                             1,113,755          986,355
        Deferred rent expense                                       384,122          445,229
        Non-cash interest expense                                        --          107,000
        Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                   (31,059)         (20,777)
        Deposits and other assets                                    (5,937)         105,852
        Accounts payable                                           (392,693)         (97,250)
        Accrued expenses and other liabilities                      175,155          (28,796)
                                                                -----------      -----------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       1,002,700         (339,431)
                                                                -----------      -----------

        CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                        (248,747)      (3,629,422)
                                                                -----------      -----------

        NET CASH USED IN INVESTING ACTIVITIES                      (248,747)      (3,629,422)
                                                                -----------      -----------

        CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt                         --        5,500,000
        Principal payments on long-term debt and capital
          lease obligations                                        (260,490)        (898,394)
        Payment of debt issuance costs                                   --         (234,440)
        Advances from stockholder, net                                   --           67,863
                                                                -----------      -----------

        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (260,490)       4,443,029
                                                                -----------      -----------

        NET INCREASE  IN CASH AND CASH EQUIVALENTS                  493,463          466,176

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,481,978          601,646
                                                                -----------      -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 3,975,441      $ 1,067,822
                                                                ===========      ===========


        SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for:
        Interest                                                $   155,132      $   368,648
                                                                ===========      ===========

        Income taxes                                            $     1,600      $     1,600
                                                                ===========      ===========

        SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING AND FINANCING ACTIVITIES:

        Common stock issued upon conversion of debentures       $        --      $   339,300
                                                                ===========      ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the year ended March 31, 1998 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB/A which was filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1999.

NOTE 2

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective April 1, 1998 and the adoption had no effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company will adopt SFAS No. 131 during its fiscal year ended March 31, 1999.

In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company has adopted this practice, which has not had a material impact on its results of operations.

NOTE 3

Certain reclassifications have been made to the September, 1997 financial statements to conform to the September, 1998 presentation.

NOTE 4

On September 23, 1997, the Company entered into a definitive agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, L.L.C. ("CAP") and Reel Partners L.L.P. ("Reel") whereby Reel provided $3,000,000 of interim debt financing (the "Bridge Loan") and CAP provided $15,000,000 of equity financing (the "Equity Financing").

Pursuant to the terms of the CAP Agreement, the Company was and continues to be obligated to issue additional shares of common stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company and CAP have agreed that 1,351,256 Adjustment Shares be issued by the Company to CAP pursuant to the terms of the CAP Agreement and such Adjustment Shares were issued in September, 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

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

At September 30, 1997 the Company had seven theater locations with a total of 69 screens. In November 1997, the Company added a new ten screen theater complex. Thus at September 30, 1998 the Company had 8 locations and 79 screens. These additions resulted in an increase in revenues and expenses for the three and six months ended September 30, 1998 compared to September 30, 1997.

The Company has entered into agreements, negotiations and/or discussions pertaining to the development of a 20 screen Ultraplex theater in San Bernardino, California, the development of a 16 screen Ultraplex theater in Oceanside, California and an 8 screen expansion of an existing theater in Chula Vista, California. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing to the developer and/or the Company and timely completion of construction. No assurances can be given either that the developer will perform or that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Total revenues for the three months ended September 30, 1998 increased 20.4% to $8,287,800 from $6,885,954 for the three months ended September 30, 1997. The increase resulted from a 22.4% increase in admissions revenues to $5,723,946 and a 16.0% increase in concession and other operating revenues to $2,563,854. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters, screens and average ticket prices. Average revenues per screen for theaters in operation during both periods increased slightly. The increase in concessions revenues lagged the increase in admissions revenues because average ticket prices were increased without a corresponding increase in concessions prices.

Film rental and booking costs for the three months ended September 30, 1998 increased 12.8% to $3,033,112 from $2,688,093 for the three months ended September 30, 1997. The increase was due to the greater revenue generated from more screens. As a percentage of admissions revenues, film rental and booking costs decreased to 53.0% from 57.5% in the three months ended September 30, 1998 compared to the same period of the prior year, in part due to lower film rental cost in the Company's new location in Tijuana, Mexico.

Cost of concession supplies for the three months ended September 30, 1998 decreased 43.4% to $420,622 from $742,578 for the three months ended September 30, 1997. As a percentage of concession revenues, cost of concession supplies decreased to 17.6% from 35.9% in the three months ended September 30, 1998 compared to the comparable prior year period, due to the termination, during the first quarter of fiscal 1999, of concession lease agreements with its former primary concession vendor, Pacific Concessions, Inc.

("PCI"). As of June 15, 1998, the Company ceased the purchase of concessions supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the three months ended September 30, 1998 increased 18.1% to $3,166,897 from $2,682,543 for the three months ended September 30, 1997. The increase in theater operating costs was primarily due to the increased costs attributable to the addition of a new theater, increases due to federally mandated increases in minimum wages and increased maintenance and repair expenses associated with certain upgrades and remodels. As a percentage of total revenues, theater operating expenses decreased to 38.2% from 39.0% during the applicable periods.

Selling, general and administrative expenses for the three months ended September 30, 1998 decreased 9.2% to $828,230 from $911,680 for the three months ended September 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 10.0% from 13.2% for the three months ended September 30, 1998 compared with the prior comparable period. The decrease is the result of cost reduction initiatives and of lower international expenses.

Depreciation and amortization for the three months ended September 30, 1998 increased 9.4% to $581,548 from $531,757 for the three months ended September 30, 1997. The increase was primarily the result of increased depreciation on additional equipment associated with the opening of a new theater.

Interest expense for the three months ended September 30, 1998 decreased to $78,299 from $181,779 for the three months ended September 30, 1997. This decrease was primarily a result of the majority of the Company's debt having been repaid from the proceeds of the Equity Financing transaction consummated in December 1997.

Non-cash interest expense for three months ended September 30, 1997, totaling $107,000, resulted from the issuance of debt with detachable warrants and represents the value of the detachable warrants. This debt was repaid in full in December, 1997.

Interest income for the three months ended September 30, 1998 increased to $39,000 from $2,929 for the three months ended September 30, 1997. This increase is attributable to the increase in cash balances, due to the completion of the Equity Financing transaction in December 1997.

As a result of the factors discussed above, the net income for the three months ended September 30, 1998 was $218,092 or $ .01 per common share, compared to a net loss of $958,147, or $.12 per common share, for the three months ended September 30, 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997.

Total revenues for the six months ended September 30, 1998 increased 21.7% to $15,377,777 from $12,638,687 for the six months ended September 30, 1997. The increase resulted from a 23.3% increase in admissions revenues to $10,589,340 and an 18.3% increase in concession and other operating revenues to $4,788,437. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters and screens. Average revenues per screen for theaters in operation during both periods declined slightly, primarily due to the closure, for remodeling, of a six screen facility for part of fiscal 1999's first quarter.

Film rental and booking costs for the six months ended September 30, 1998 increased 15.0% to $5,678,404 from $4,936,617 for the six months ended September 30, 1997. The increase was due to the greater revenue generated from more screens. As a percentage of admissions revenues, film rental and booking costs decreased to 53.6% from 57.5% in the six months ended September 30, 1998 compared to the comparable prior year period, in part due to lower film rental cost in the Company's new location in Tijuana, Mexico.

Cost of concession supplies for the six months ended September 30, 1998 decreased 21.2% to $1,053,216 from $1,335,772 for the six months ended September 30, 1997. As a percentage of concession revenues, cost of concession supplies decreased to 23.7% from 35.3% in the six months ended September 30, 1998 compared to the comparable prior year period, due to the termination during the quarter of concession lease agreements with its former primary concession vendor, Pacific Concessions, Inc. ("PCI"). As of June 15, 1998, the Company ceased the purchase of concessions supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the six months ended September 30, 1998 increased 25.1% to $6,209,281 from $4,963,109 for the six months ended September 30, 1997. As a percentage of total revenues, theater operating expenses increased to 40.4% from 39.3% during the applicable periods. The increase in theater operating costs was primarily due to the increased costs attributable to the addition of new theaters, increases due to federally mandated increases in minimum wages and increased maintenance and repair expenses associated with certain upgrades and remodels.

Selling, general and administrative expenses for the six months ended September 30, 1998 decreased 16.8% to $1,485,452 from $1,786,112 for the six months ended September 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 9.7% from 14.1% for the six months ended September 30, 1998 compared with the prior comparable period. The decrease is the result of cost reduction initiatives and of lower international expenses.

Depreciation and amortization for the six months ended September 30, 1998 increased 12.9% to $1,113,755 from $986,355 for the six months ended September 30, 1997. The increase was primarily the result of increased depreciation on additional equipment associated with the addition of screens at an existing theater and the opening of a new theater.

Interest expense for the six months ended September 30, 1998 decreased to $155,132 from $368,648 for the six months ended September 30, 1997. This decrease was primarily a result of the majority of the Company's debt having been repaid from the proceeds of the Equity Financing transaction consummated in December 1997.

Non-cash interest expense for six months ended September 30, 1997, totaling $107,000, resulted from the issuance of debt with detachable warrants and represents the value of the detachable warrants. This debt was repaid in full in December, 1997.

Interest income for the six months ended September 30, 1998 increased to $78,420 from $9,482 for the six months ended September 30, 1997. This increase is attributable to the increase in cash balances, due to the completion of the Equity Financing transaction in December 1997.

As a result of the factors discussed above, the net loss for the six months ended September 30, 1998 was $240,643 or $ .01 per common share, compared to a net loss of $1,837,044, or $.23 per common share, for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past, new theater openings have typically been financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. During fiscal 1998, the Company discovered that it lacked the ability to finance its current capital obligations through internally generated funds and sought additional capital. On September 23, 1997, the Company signed a definitive agreement (the "CAP Agreement") for CinemaStar Acquisition Partners, L.L.C. ("CAP") to acquire a majority equity interest in the Company through a $15 million purchase of newly issued shares of the Company's common stock. Following stockholder approval, the equity financing transaction was completed on December 15, 1997.

Pursuant to the CAP Agreement, CAP purchased 17,684,464 shares of common stock for a purchase price of $0.848202 per share. CAP also received, at closing, warrants to purchase 1,630,624 shares of common stock at an exercise price equal to $0.848202 per share. Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue additional shares of common stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company and CAP have agreed that 1,351,256 Adjustment Shares be issued by the Company to CAP pursuant to the terms of the CAP Agreement and such Adjustment Shares were issued in September, 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At September 30, 1998, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $90,000,000. In addition, the Company has signed a lease agreement for a 20 screen Ultraplex theater in San Bernardino, California and a 16 screen Ultraplex theater in Oceanside, California. The lease for the San Bernardino Ultraplex will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease and the lease for the Oceanside Ultraplex will require expected minimum rental payments aggregating approximately $30,425,000 over the 25-year life of the lease. Accordingly, existing minimum lease commitments as of September 30, 1998 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $161,100,000. Costs to the Company to complete and equip the San Bernardino Facility and the Oceanside Facility are estimated at approximately $3,500,000 and $3,600,000, respectively. The Company's ability to develop these projects is dependent upon several factors, including the landlord/developer's ability to finance and construct the theaters as well as the Company's ability to obtain satisfactory financing for its portion of the projects. In addition, the status of the lease for the San Bernardino Facility is in dispute. Therefore, there can be no assurance that the Company will be able to complete these projects. In addition, the Company's lease obligations are contingent upon the completion and acceptance of a theater.

The Company experienced significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $7,932,011 in the fiscal years ended March 31, 1997 and 1998, respectively and also experienced a net loss of $458,736 in its first quarter ended June 30, 1998. While the Company earned net income of $218,092 in its second quarter ended September 30, 1998, there can be no assurance as to whether or when the Company will achieve consistent profitability. While the Company believes it could attain profitability with its current operations, any substantial profitability will depend upon numerous factors including the Company's ability to continue reducing costs and expand through the addition of new screens and theaters.

The ability of the Company to expand through the development of new theaters, the expansion of existing theaters or the acquisition of existing theaters is contingent upon numerous factors including the Company's ability to secure new, third party financing. In this regard, the Company has signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has not to date borrowed against this facility.

During the six months ended September 30, 1998, the Company generated $1,002,700 from operating activities, as compared to using $339,431 cash in operating activities for the six months ended September 30, 1997. The increase is primarily due to lower costs of concession supplies as a percentage of concession revenues and lower selling, general and administrative expenses in the six months ended September 30, 1998 compared with the six months ended September 30, 1997, partially offset by higher theater operating expenses.

During the six months ended September 30, 1998, the Company used cash in investing activities of $248,747, as compared to $3,629,422 for the six months ended September 30, 1997. The decrease is due to lower purchases of fixed assets during the six months ended September 30, 1998 compared with the prior comparable period.

During the six months ended September 30, 1998, the Company used net cash of $260,490 in financing activities, as compared to providing $4,443,029 for the six months ended September 30, 1997. The cash used in the six months ended September 30, 1998 related to principal repayment of debt and capital lease obligations. The cash provided in the six months ended September 30, 1997 related to the proceeds of the issuance of long term debt, partially offset by principal repayment of debt and capital lease obligations.

At September 30, 1998, the Company held cash and cash equivalents and working capital in the amounts of $3,975,441 and $1,372,723, respectively. Management believes that cash and cash equivalents, working capital and the $15 million Revolving Credit Facility are adequate to fund the existing operations of the Company during fiscal 1999.

As of September 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $11,000,000 and $5,500,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income, and they expire in 2006 through 2013 if not utilized prior to that time. The California NOLs are available to offset future years taxable income, and they expire in 1999 through 2003 if not utilized prior to that time. The annual utilization of NOLs will be limited in accordance with restrictions imposed under the Federal and state laws as a result of changes in ownership. The Company's initial public offering and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period will be subject to certain specified annual limitations.

At September 30, 1998, the Company has total net deferred income tax assets in excess of $4,900,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not "more likely than not" in light of the Company's recurring losses from operations.

Due to the absence of two market makers for its Class B Redeemable Warrants, the Company has been notified by NASDAQ that, unless another market maker is located, these warrants are to be delisted effective November 9, 1998. There can be no assurance that a second market maker will be found for these securities.

The Company has also been notified by NASDAQ that because it has recently failed to maintain a minimum bid price of $1.00 for ten consecutive days, its Common Stock may be delisted on December 30, 1998, unless the Company is able to demonstrate compliance by that time. The Company may appeal this decision prior to December 30, 1998. Management believes that a one for seven reverse split approved by the Company's Board of Directors and proposed to shareholders at the Company's annual meeting scheduled for November 17, 1998, will cause the Common Stock to be in compliance with respect to minimum bid price, although no assurance can be given.

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

YEAR 2000

The Company has performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company is in the process of implementing new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year 2000). Such implementation will be completed by March 31, 1999. These systems are certified as fully year 2000 compliant. The Company is communicating with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular because the Company has not completed its inquiries of its primary film distributors. However, the Company is not aware at this time of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be complete by March 31, 1999. In the event that year 2000 issues were to disrupt the distribution of film to the Company, such disruption could have a material impact on the Company and its results of operations. Since no significant issues have arisen, the Company does not have a contingency plan to address any material year 2000 issues. Such contingency plan, if required, will be developed immediately upon completion of the Company's assessment.

CURRENCY FLUCTUATIONS

The Company is subject to the risks of fluctuations in the Mexican Peso with respect to the U.S. dollar. These risks are heightened because revenues in Mexico are generally collected in Mexican Pesos, but the theater lease payments are denominated in U.S. dollars. While the Company does not believe it has been materially adversely effected by currency fluctuations to date, there can be no assurance it will not be so affected in the future and it has taken no steps to guard against these risks.

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

ITEM 2 -- CHANGES IN SECURITIES

ANTI-DILUTION ADJUSTMENTS TO PUBLIC WARRANTS

The terms of the Company's publicly traded Redeemable Warrants and Class B Redeemable Warrants contain anti-dilution provisions that provide for adjustments in the exercise price and number of shares issuable upon exercise of such warrants in the event of issuance of Common Stock (or securities convertible into Common Stock) at a price per share below the exercise price of such warrants As of September 30, 1998, the Company had reserved for issuance upon exercise of outstanding or issuable warrants an aggregate of 19,856,849 shares of common stock. Issuance of equity securities for consideration below the applicable exercise price triggers certain anti-dilution provisions in the Company's Redeemable Warrants and its Class B Redeemable Warrants.

In fiscal year 1998, the following events triggered the anti-dilution provisions of the Redeemable Warrants and the Class B Redeemable Warrants (1) the issuance of 1,100,000 stock options each having an exercise price of $.875, (2) the issuance of 17,684,464 shares of common stock in the Equity Financing for a price per share equal to $.848202, (3) the issuance of the 500,000 PCI Warrants having an exercise price of $.9344, (4) the issuance of the 75,000 Reel Shares at a price per share of $.666, and (5) the issuance of the Watley Warrants, the CAP Warrants and the Reel Warrants, totaling 7,399,070 and each having an exercise price of $.848202 per share. After giving effect to these events, other events occurring prior to the 1998 fiscal year, the issuance of an additional 330,000 stock options at an exercise price of $.875 per share in April, 1998 and the issuance of 1,351,256 Adjustment Shares for no additional consideration on September 29, 1998, the shares of common stock issuable upon exercise of each Redeemable Warrant as of September 30, 1998 was 2.3622 and the shares of common stock issuable upon the exercise of each Class B Redeemable Warrant as of September 30, 1998 was 2.3551. Consequently, as of September 30, 1998, an aggregate of 10,980,833 shares of common stock are issuable upon exercise of the outstanding Redeemable Warrants at an exercise price of $2.54 per share and an aggregate of 533,278 shares of common stock are issuable upon exercise of the outstanding Class B Redeemable Warrants at an exercise price of $2.76 per share.

ITEM 3 -- DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matter was submitted to a vote of security holders during the second quarter of fiscal 1999.

ITEM 5 -- OTHER INFORMATION

        None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

              Item 10. $15,000,000 Revolving Credit Agreement among CinemaStar Luxury Theaters, Inc. as Borrower and Union Bank of California, N.A. as Administrative Agent for Participating Lenders.

              Item 27.   Financial Data Schedule

   (B) REPORTS ON FORM 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 1998


                                        CinemaStar Luxury Theaters, Inc.


                                        by: /s/ Jack R. Crosby*
                                            ------------------------------------
                                            Jack R. Crosby
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)


                                        by: /s/ Norman Dowling
                                            ------------------------------------
                                            Norman Dowling
                                            Vice President and Chief Financial
                                            Officer (principal financial officer
                                            and principal accounting officer)


*by: /s/ Jack S. Gray, Jr.
    ------------------------------
    as Attorney-in-Fact for
    Jack R. Crosby