Form 10QSB
period 1998-12-31
CINEMASTAR LUXURY THEATERS INC
filed 1999-01-25
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                         Commission File Number 0-25252


                        CINEMASTAR LUXURY THEATERS, INC.
             (Exact Name of Registrant as specified in its charter)


               DELAWARE                                    33-0451054
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

12230 EL CAMINO REAL, SUITE 320, SAN DIEGO, CA               92130
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

                                YES [X]   NO [ ]

Common stock, $0.01 par value: 3,864,986 shares outstanding as of January 22, 1999.

Transitional Small Business Disclosure Format. (check one):

                                YES [ ]   NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                                    PAGE NO.
                                                                                                    --------
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet as of December 31, 1998 (Unaudited)                    3

            Condensed Consolidated Statements of Operations for the three
            and nine months ended December 31, 1998 and 1997 (Unaudited)                                4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended December 31, 1998 and 1997 (Unaudited)                                    5

            Notes to Condensed Consolidated Financial Statements (Unaudited)                            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                   7

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                          12

Item 2.     Changes in Securities                                                                      12

Item 3.     Defaults in Senior Securities                                                              13

Item 4.     Submission of Matters to a Vote of Securities Holders                                      13

Item 5.     Other Information                                                                          14

Item 6.     Exhibits and Reports on Form 8-K                                                           14

            Signatures                                                                                 15

                                PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      DECEMBER 31,
                                                                          1998
                                                                      ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  2,746,470
Prepaid expenses                                                           300,299
Other current assets                                                       273,281
                                                                      ------------

TOTAL CURRENT ASSETS                                                     3,320,050

Property and equipment, net                                             11,750,604
Other assets                                                               964,476
                                                                      ------------
TOTAL ASSETS                                                          $ 16,035,130
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
  obligations                                                         $    232,441
Accounts payable                                                         1,208,124
Accrued expenses                                                           800,834
Deferred revenue                                                           528,436
                                                                      ------------

TOTAL CURRENT LIABILITIES                                                2,769,835

Long-term debt and capital lease obligations,
  net of current portion                                                 1,819,490
Deferred rent liability                                                  3,734,839
                                                                      ------------

TOTAL LIABILITIES                                                        8,324,164
                                                                      ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; authorized shares -
  60,000,000; issued and outstanding shares - 3,864,986                 22,628,670
Additional paid-in capital                                               3,626,152
Accumulated deficit                                                    (18,543,856)
                                                                      ------------

TOTAL STOCKHOLDERS' EQUITY                                               7,710,966
                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 16,035,130
                                                                      ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            DECEMBER 31,                         DECEMBER 31,
                                                            ------------                         -------------
                                                      1998               1997               1998               1997
                                                  ------------       ------------       ------------       ------------

REVENUES:

Admissions                                        $  4,663,484       $  4,512,741       $ 15,252,824       $ 13,104,417

Concessions                                          1,955,625          1,668,318          6,408,881          5,457,313
Other operating revenues                               168,000            121,471            503,181            379,487
                                                  ------------       ------------       ------------       ------------

TOTAL REVENUES                                       6,787,109          6,302,530         22,164,886         18,941,217

COSTS AND EXPENSES:

Film rental and booking costs                        2,474,677          2,495,583          8,153,080          7,432,200
Cost of concession supplies                            328,958            639,889          1,382,174          1,975,661
Theater operating expenses                           3,050,919          2,887,241          9,260,200          7,850,350
Termination fees - concession
   lease agreement                                          --          1,859,352                 --          1,859,352
Selling, general and administrative expenses           897,366          1,395,909          2,382,818          3,182,021
Depreciation and amortization                          613,969            473,750          1,727,724          1,460,105
                                                  ------------       ------------       ------------       ------------

TOTAL COSTS AND EXPENSES                             7,365,889          9,751,724         22,905,996         23,759,689
                                                  ------------       ------------       ------------       ------------

OPERATING LOSS                                        (578,780)        (3,449,194)          (741,110)        (4,818,472)

OTHER INCOME (EXPENSE):

Interest expense                                       (91,442)          (324,803)          (246,574)          (693,451)
Non-cash interest expense                                   --           (221,750)                --           (328,750)
Interest income                                         30,292             14,098            108,712             23,580
                                                  ------------       ------------       ------------       ------------

TOTAL OTHER EXPENSE                                    (61,150)          (532,455)          (137,862)          (998,621)
                                                  ------------       ------------       ------------       ------------
LOSS BEFORE PROVISION FOR
INCOME TAXES                                          (639,930)        (3,981,649)          (878,972)        (5,817,093)

PROVISION FOR INCOME TAXES                                  --                 --             (1,600)            (1,600)
                                                  ------------       ------------       ------------       ------------

NET LOSS                                          $   (639,930)      $ (3,981,649)      $   (880,572)      $ (5,818,693)
                                                  ============       ============       ============       ============

BASIC AND DILUTED NET LOSS PER SHARE              $      (0.17)      $      (2.51)      $      (0.24)      $      (4.54)

WEIGHTED AVERAGE SHARES                              3,864,986          1,584,963          3,737,725          1,280,384


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  1998               1997
                                                              ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $   (880,572)      $ (5,818,693)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                    1,727,724          1,460,105
Deferred rent expense                                              557,081            635,980
Non-cash interest expense                                               --            328,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                          (54,573)            16,014
Deposits and other assets                                           (8,273)           (19,301)
Accounts payable                                                  (464,557)          (822,284)
Accrued expenses and other liabilities                             (22,349)           831,683
                                                              ------------       ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                854,481         (3,387,746)
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of minority interest in consolidated subsidiary          (337,146)                --
Purchases of property and equipment                               (575,668)        (4,167,753)
                                                              ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                             (912,814)        (4,167,753)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                --          5,637,104
Principal payments on long-term debt and capital
  lease obligations                                               (300,769)        (7,935,080)
Proceeds from issuance of common stock, net                             --         13,154,053
Proceeds from issuance of common stock warrants, net                    --            738,375
Payment of debt issuance costs                                    (376,406)                --
Advances from stockholder, net                                          --             57,010
                                                              ------------       ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (677,175)        11,651,461
                                                              ------------       ------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS             (735,508)         4,095,962

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,481,978            601,646
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  2,746,470       $  4,697,608
                                                              ============       ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                      $    232,878       $    693,451
                                                              ============       ============

Income taxes                                                  $      1,600       $      1,600
                                                              ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock issued upon conversion of debentures             $         --       $    339,300
                                                              ============       ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the year ended March 31, 1998 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB/A which was filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1999.

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

NOTE 3

Certain reclassifications have been made to the December, 1997 financial statements to conform to the December, 1998 presentation.

NOTE 4

The Company completed a one-for-seven reverse stock split, effective December 2, 1998. Basic and diluted loss per share and weighted average shares outstanding have been adjusted to reflect the impact of such reverse stock split for all periods presented.

NOTE 5

On September 23, 1997, the Company entered into a definitive agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, L.L.C. ("CAP") and Reel Partners L.L.P. ("Reel") whereby Reel provided $3,000,000 of interim debt financing (the "Bridge Loan") and CAP provided $15,000,000 of equity financing (the "Equity Financing").

Pursuant to the terms of the CAP Agreement, the Company was and continues to be obligated to issue additional shares of Common Stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 1,351,256 Adjustment Shares (193,037 Adjustment Shares taking account of the one-for-seven reverse stock split which became effective December 2, 1998) to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

NOTE 6

The Company signed on October 19, 1998, a $15 million Seven Year Revolving Credit Agreement with a senior, secured lender. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has not to date borrowed against this facility but has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Agreement and the standby letters of credit, totaling approximately $380,000, are included in Other Assets will be amortized over their respective terms.

NOTE 7

The Company purchased on November 23, 1998 the remaining 25% minority interest in the Company's Mexican subsidiary, CinemaStar Luxury Theaters, S.A. de C.V., for approximately $340,000. This amount is included in Other Assets and will be amortized over a seven year period.

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

At April 1, 1998 and at December 31, 1998 the Company had eight theater locations with a total of 79 screens. In July 1997, the Company added five screens to an existing theater. In November 1997, the Company added a new ten screen theater complex. These additions resulted in an increase in revenues and expenses for the three and nine months ended December 31, 1998 compared to December 31, 1997.

The Company has entered into agreements, negotiations and/or discussions pertaining to the development of a 20 screen Ultraplex theater in San Bernardino, California, a 4 screen expansion of an existing theater in Riverside, California and an 8 screen expansion of an existing theater in Chula Vista, California. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing to the developer and/or the Company and timely completion of construction. No assurances can be given either that the developer will perform or that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997.

Total revenues for the three months ended December 31, 1998 increased 7.7% to $6,787,109 from $6,302,530 for the three months ended December 31, 1997. The increase resulted from a 3.3% increase in admissions revenues to $4,663,484 and an 18.7% increase in concession and other operating revenues to $2,123,625. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters, screens and average ticket prices. Average revenues per screen for theaters in operation during both periods decreased slightly, in part due to the absence of equivalent movie offerings compared with the prior year for the important Christmas season and increased competition in selected markets. The increase in concession and other operating revenues resulted, in part, from the introduction of screen advertising programs and ATM machines at the Company's theaters.

Film rental and booking costs for the three months ended December 31, 1998 decreased 0.8% to $2,474,677 from $2,495,583 for the three months ended December 31, 1997. As a percentage of admissions revenues, film rental and booking costs decreased to 53.1% from 55.3% in the three months ended December 31, 1998 compared to the same period of the prior year, in part due to lower film rental cost in the Company's new location in Tijuana, Mexico.

Cost of concession supplies for the three months ended December 31, 1998 decreased 48.6% to $328,958 from $639,889 for the three months ended December 31, 1997. As a percentage of concession revenues, cost of concession supplies decreased to 16.8% from 38.4% in the three months ended December 31, 1998 compared to the comparable prior year period, due to the termination, during the first quarter of fiscal 1999, of concession lease agreements with its former primary concession vendor, Pacific Concessions, Inc. ("PCI"). As of June 15, 1998, the Company ceased the purchase of concessions supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the three months ended December 31, 1998 increased 5.7% to $3,050,919 from $2,887,241 for the three months ended December 31, 1997. The increase in theater operating costs was primarily due to the increased costs attributable to the addition of a new theater and increases due to federally mandated increases in minimum wages. As a percentage of total revenues, theater operating expenses decreased to 45.0% from 45.8% during the applicable periods.

Termination fees -- concession lease agreement of $1,859,352 for the three months ended December 31, 1997 comprised penalty payments for notice of early termination of agreements with respect to concession supplies at the Company's seven domestic locations. Such penalty payments were made in December 1997.

Selling, general and administrative expenses for the three months ended December 31, 1998 decreased 35.7% to $897,366 from $1,395,909 for the three months ended December 31, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 13.2% from 22.1% for the three months ended December 31, 1998 compared with the prior comparable period. The decrease is the result of cost reduction initiatives and of lower international expenses.

Depreciation and amortization for the three months ended December 31, 1998 increased 29.6% to $613,969 from $473,750 for the three months ended December 31, 1997. The increase was primarily the result of increased depreciation on additional equipment associated with the opening of a new theater.

Interest expense for the three months ended December 31, 1998 decreased to $91,442 from $324,803 for the three months ended December 31, 1997. This decrease was primarily a result of the majority of the Company's debt having been repaid from the proceeds of the Equity Financing transaction consummated in December 1997.

Non-cash interest expense for the three months ended December 31, 1997, totaling $221,750, resulted from the issuance of debt with detachable warrants and represents the value of the detachable warrants. This debt was repaid in full in December 1997.

Interest income for the three months ended December 31, 1998 increased to $30,292 from $14,098 for the three months ended December 31, 1997. This increase is attributable to the increase in cash balances, due to the completion of the Equity Financing transaction in December 1997.

As a result of the factors discussed above, the net loss for the three months ended December 31, 1998 was $639,930 or $0.17 per common share, compared to a net loss of $3,981,649, or $2.51 per common share, for the three months ended December 31, 1997.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997.

Total revenues for the nine months ended December 31, 1998 increased 17.0% to $22,164,886 from $18,941,217 for the nine months ended December 31, 1997. The increase resulted from a 16.4% increase in admissions revenues to $15,252,824 and an 18.4% increase in concession and other operating revenues to $6,912,062. The increases in admission revenue and concession and other operating revenue were due primarily to the increase in the number of theaters and screens. Average revenues per screen for theaters in operation during both periods declined slightly, in part due to the closure, for remodeling, of a six screen facility for part of fiscal 1999's first quarter and also, in part due to the absence of equivalent movie offerings compared with the prior year for the important Christmas season. The increase in concession and other operating revenues resulted, in part, from the introduction of screen advertising programs and ATM machines at the Company's theaters.

Film rental and booking costs for the nine months ended December 31, 1998 increased 9.7% to $8,153,080 from $7,432,200 for the nine months ended December 31, 1997. The increase was due to the greater revenue generated from more screens. As a percentage of admissions revenues, film rental and booking costs decreased to 53.5% from 56.7% in the nine months ended December 31, 1998 compared to the comparable prior year period, in part due to lower film rental cost in the Company's new location in Tijuana, Mexico.

Cost of concession supplies for the nine months ended December 31, 1998 decreased 30.0% to $1,382,174 from $1,975,661 for the nine months ended December 31, 1997. As a percentage of concession revenues, cost of concession supplies decreased to 21.6% from 36.2% in the nine months ended December 31, 1998 compared to the comparable prior year period, due to the termination of concession lease agreements with PCI, its former primary concession vendor. As of June 15, 1998, the Company ceased the purchase of concessions supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the nine months ended December 31, 1998 increased 18.0% to $9,260,200 from $7,850,350 for the nine months ended December 31, 1997. As a percentage of total revenues, theater operating expenses increased to 41.8% from 41.4% during the applicable periods. The increase in theater operating costs was primarily due to the increased costs attributable to the addition of new theaters, increases due to federally mandated increases in minimum wages and increased maintenance and repair expenses associated with certain upgrades and remodels.

Termination fees -- concession lease agreement of $1,859,352 for the three months ended December 31, 1997 comprised penalty payments for notice of early termination of agreements with respect to concession supplies at the Company's seven domestic locations. Such penalty payments were made in December 1997.

Selling, general and administrative expenses for the nine months ended December 31, 1998 decreased 25.1% to $2,382,818 from $3,182,021 for the nine months ended December 31, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 10.8% from 16.8% for the nine months ended December 31, 1998 compared with the prior comparable period. The decrease is the result of cost reduction initiatives and of lower international expenses.

Depreciation and amortization for the nine months ended December 31, 1998 increased 18.3% to $1,727,724 from $1,460,105 for the nine months ended December 31, 1997. The increase was primarily the result of increased depreciation on additional equipment associated with the addition of screens at an existing theater and the opening of a new theater.

Interest expense for the nine months ended December 31, 1998 decreased to $246,574 from $693,451 for the nine months ended December 31, 1997. This decrease was primarily a result of the majority of the Company's debt having been repaid from the proceeds of the Equity Financing transaction consummated in December 1997.

Non-cash interest expense for nine months ended December 31, 1997, totaling $328,750, resulted from the issuance of debt with detachable warrants and represents the value of the detachable warrants. This debt was repaid in full in December, 1997.

Interest income for the nine months ended December 31, 1998 increased to $108,712 from $23,580 for the nine months ended December 31, 1997. This increase is attributable to the increase in cash balances, due to the completion of the Equity Financing transaction in December 1997.

As a result of the factors discussed above, the net loss for the nine months ended December 31, 1998 was $880,572 or $0.24 per common share, compared to a net loss of $5,818,693 or $4.54 per common share, for the nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters. In the past, new theater openings have typically been financed with internally generated cash flow and long-term debt financing arrangements for facilities and equipment. During fiscal 1998, the Company discovered that it lacked the ability to finance its current capital obligations through internally generated funds and sought additional capital. On September 23, 1997, the Company signed the CAP Agreement for CAP to acquire a majority equity interest in the Company through a $15 million purchase of newly issued shares of the Company's Common Stock. Following stockholder approval, the Equity Financing transaction was completed on December 15, 1997.

Pursuant to the CAP Agreement, CAP purchased 17,684,464 shares of Common Stock for a purchase price of $0.848202 per share (2,526,352 shares for a purchase price of $5.94 per share taking into consideration the one-for-seven reverse stock split which became effective December 2, 1998). CAP also received, at closing, warrants to purchase 1,630,624 shares of Common Stock at an exercise price equal to $0.848202 per share (warrants to purchase 232,947 shares of Common Stock at an exercise price of $5.94 per share taking account of the one-for-seven reverse stock split which became effective December 2, 1998). Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue Adjustment Shares to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 1,351,256 Adjustment Shares (193,037 Adjustment Shares taking into consideration the one-for-seven reverse stock split which became effective December 2, 1998) to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At December 31, 1998, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $88,300,000. In addition, the Company has signed a lease agreement for a 20 screen Ultraplex theater in San Bernardino, California. The lease for the San Bernardino Ultraplex will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease. Accordingly, existing minimum lease commitments as of December 31, 1998 plus those expected minimum commitments for the proposed theater locations would aggregate minimum lease commitments of approximately $129,000,000. Under the terms of the lease, the Company is obligated to construct and equip the theater building. Costs to the Company to complete and equip the San Bernardino Facility are estimated at approximately $3,500,000. All necessary zoning and similar approvals have been obtained from the City of San Bernardino, and the landlord has committed under the lease to make available a tenant allowance of approximately $9,200,000 to reimburse the Company for a portion of the cost of constructing and equipping the complex. While the landlord has financing commitments in place to fund its tenant improvement allowance to the Company, its ability to fund the tenant improvement allowance is dependant upon its lender adhering to the terms of their financing commitments. Therefore, there can be no assurance that the Company will be able to receive adequate funds from the landlord to complete the construction of the project. The Company has executed a fixed-price construction contract with a general contractor, for the construction of the theater project. The Company is obligated to pay the contractor the full amount due under the contract whether or not the Company receives reimbursement from the landlord. In addition, the Company's lease obligations with respect to the San Bernardino Facility are contingent upon the completion and acceptance of the theater.

The Company experienced significant net losses in each fiscal year of its operations, including net losses of $4,304,370 and $7,932,011 in the fiscal years ended March 31, 1997 and 1998, respectively and also experienced a net loss of $880,572 in the nine months ended December 31, 1998. There can be no assurance as to whether or when the Company will achieve consistent profitability. While the Company believes it could attain profitability with its current operations, any substantial profitability will depend upon numerous factors including the Company's ability to continue reducing costs and expand through the addition of new screens and theaters.

The ability of the Company to expand through the development of new theaters, the expansion of existing theaters or the acquisition of existing theaters is contingent upon numerous factors including the Company's ability to secure new, third party financing. In this regard, the Company signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has not to date borrowed against this facility but has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Facility and the standby letters of credit, totaling approximately $380,000, will be amortized over their respective terms.

During the nine months ended December 31, 1998, the Company generated $854,481 from operating activities, as compared to using $3,387,746 cash in operating activities for the nine months ended December 31, 1997. The increase is primarily due to lower costs of concession supplies as a percentage of concession revenues and lower selling, general and administrative expenses in the nine months ended December 31, 1998 compared with the nine months ended December 31, 1997, partially offset by higher theater operating expenses, in addition to the use of cash in the nine months ended December 31, 1997 to pay early termination fees on certain concession lease agreements.

During the nine months ended December 31, 1998, the Company used cash in investing activities of $912,814, as compared to $4,167,753 for the nine months ended December 31, 1997. The decrease is due to lower purchases of fixed assets during the nine months ended December 31, 1998 compared with the prior comparable period, partially offset by the purchase of the remaining 25% minority interest in the Company's Mexican subsidiary for approximately $340,000.

During the nine months ended December 31, 1998, the Company used net cash of $677,175 in financing activities, as compared to providing $11,651,461 for the nine months ended December 31, 1997. The cash used in the nine months ended December 31, 1998 related to principal repayment of debt and capital lease obligations and the payment of debt issuance costs of approximately $380,000 with respect to the Company's Revolving Credit Facility. The cash provided in the nine months ended December 31, 1997 related to the proceeds of the issuance of Common Stock and warrants, partially offset by principal repayment of debt and capital lease obligations.

At December 31, 1998, the Company held cash and cash equivalents and working capital in the amounts of $2,746,470 and $550,215, respectively. Management believes that cash and cash equivalents, working capital and the $15 million Revolving Credit Facility are adequate to fund the existing operations and capital requirements of the Company during the next twelve months.

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

Due to the absence of two market makers for its Class B Redeemable Warrants, the Company has been notified by NASDAQ that these warrants were delisted effective December 14, 1998. These warrants may trade on the Over-The-Counter Market, upon application by a market maker.

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

YEAR 2000

The Company has performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company is in the process of implementing new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year 2000). Such implementation will be completed by March 31, 1999. These systems are certified as fully year 2000 compliant. The Company is communicating via questionnaire with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular because the Company has not completed its inquiries of its primary film distributors. However, the Company is not aware at this time of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be complete by March 31, 1999. The historical costs to the Company for its year 2000 preparations have been nominal and the future costs are not yet known due to the Company's ongoing assessments. The Company believes that its worst case scenario for the change to year 2000 would be a disruption of film distribution to the Company. Such a disruption could have a material impact on the Company and its results of operations. The Company does not yet have a contingency plan to address any year 2000 issues such as disruption in film distribution. Upon completion of the Company's assessment of its year 2000 readiness, in particular the completion of its assessment of third party issues, the Company will implement a contingency plan if the assessment indicates that significant year 2000 risks exist.

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

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court, Case No. N07870, alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform. The complaint also alleges first year minimum rent of $174,240. Management believes the complaint is without merit and the Company will vigorously defend against this action. Management believes the termination of the lease in question was in accordance with its terms, but there is no assurance that the Company ultimately will prevail in this action, for which arbitration is currently being scheduled. The Company believes that the landlord has already leased the property to another tenant, which would significantly mitigate the damages that could be claimed by the landlord.

With respect to the Company's previous dispute with MDA-San Bernardino Associates, LLC, the parties have executed a First Amendment to Multi-Plex Theater Lease that resolves the disputed issues.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters, which the Company believes would have a material adverse effect on the Company.

ITEM 2 -- CHANGES IN SECURITIES

ONE-FOR-SEVEN REVERSE STOCK SPLIT

The Company completed a one-for-seven reverse stock split of its Common Stock, effective December 2, 1998. The reverse stock split affects the Company's Common Stock and all options and warrants that are convertible into the Company's Common Stock. The number of shares of the Company's Common Stock outstanding prior to the reverse stock split was 27,054,902 and after the reverse stock split is 3,864,986.

The reverse stock split also amends the terms of the Company's Redeemable Warrants and Class B Redeemable Warrants. After giving effect to the reverse stock split, the number of outstanding and issuable Redeemable Warrants for Common Stock, with a maturity date of February 6, 2000 under the trading symbol "LUXYW," remains at 4,648,562. The total number of shares of Common Stock for which such warrants will be exercisable is reduced, however, to approximately 1,568,704 shares from 10,980,833 shares prior to the reverse stock split. The number of shares of Common Stock exercisable per each warrant is reduced to
0.33746 shares per warrant from 2.36220 shares per warrant prior to the reverse stock split. The price per share upon exercise of the warrants increases to $17.78, compared to $2.54 prior to the reverse stock split.

After giving effect to the reverse stock split, the number of outstanding and issuable Class B Redeemable Warrants for Common Stock, with a maturity date of September 15, 2001 under the trading symbol "LUXYZ," remain at 226,438 outstanding. The total number of shares of Common Stock for which such warrants will be exercisable is reduced to approximately 76,183 shares from 533,278 shares prior to the reverse stock split. The number of shares of Common Stock exercisable per each Class B warrant is reduced to 0.33644 shares per warrant from 2.35507 shares per warrant prior to the stock split. The price per share upon exercise of the warrants increases to $19.32, compared to $2.76 prior to the reverse stock split.

ITEM 3 -- DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Annual Meeting of the Shareholders of the Company took place on November 17, 1998. The following proposals were voted on by holders of Common Stock and the results of voting are set out below:

        1. To elect directors to serve for the ensuing year and until their successors are elected and qualified;

           The following directors were elected:

                                                      For         Withhold

              Jack R. Crosby                       23,690,402    1,245,330
              Frank J. Moreno                      23,675,402    1,260,330
              Jack S. Gray, Jr.                    23,691,252    1,244,480
              Thomas G. Rebar                      23,691,252    1,244,480
              Wayne B. Weisman                     23,690,402    1,245,330
              Winston J. Churchill                 23,690,402    1,245,330


        2. To approve the 1997 Stock Option Plan of the Company;

           The Company's 1997 Stock Option Plan was approved as follows:

              For                                  20,171,252
              Against                               1,383,620
              Abstain                                  41,465


        3. To approve a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary of the Company;

           This proposal was approved as follows:

              For                                  20,370,731
              Against                               1,210,236
              Abstain                                  15,370

        4. To approve a one-for-seven reverse split of the Common Stock of the Company and thus to exchange outstanding shares for new share certificates on a one-for-seven basis;

        This proposal was approved as follows:

              For                                  23,564,731
              Against                               1,356,446
              Abstain                                  14,555

        5. To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending March 31, 1999;

               This proposal was approved as follows:

              For                                  23,780,316
              Against                               1,129,560
              Abstain                                  25,856


ITEM 5 -- OTHER INFORMATION

        None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       Item 10.1 Form of First Amendment to Multi-Plex Theater Lease between MDA-San Bernardino Associates, L.L.C, a Delaware limited liability company, and CinemaStar Luxury Theaters, Inc., a Delaware corporation, dated December 10, 1998

       Item 10.2 Form of Agreement Regarding Letters of Credit by and among MDA-San Bernardino Associates, L.L.C., a Delaware limited liability company, GMAC Commercial Mortgage Company, a California corporation, and CinemaStar Luxury Theaters, Inc., a Delaware corporation, dated December 10, 1998

       Item 10.3 Stock Purchase Agreement of CinemaStar Luxury Theaters, S.A. de C.V., between CinemaStar Luxury Theaters, Inc. and Atlantico & Ass., S.A. de C.V.

       Item 27.     Financial Data Schedule

(b)     REPORTS ON FORM 8-K
         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 22, 1999

                                  CinemaStar Luxury Theaters, Inc.

                                  by: /s/ Jack R. Crosby
                                      ------------------------------------------
                                      Jack R. Crosby
                                      Chairman and Chief Executive Officer
                                      (principal executive officer)

                                  by: /s/ Norman Dowling
                                      ------------------------------------------
                                      Norman Dowling
                                      Vice President and Chief Financial Officer
                                      (principal financial officer and
                                      principal accounting officer)