Form 10KSB
period 1999-03-31
CINEMASTAR LUXURY THEATERS INC
filed 1999-06-10
CIK 931085

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-25252

                        CINEMASTAR LUXURY THEATERS, INC.
                 (Name of Small Business Issuer in its charter)

                   DELAWARE                                    33-0451054
        (State or other jurisdiction of                 (I.R.S. Employer ID No.)
        incorporation or organization)

12230 EL CAMINO REAL, SUITE 320, SAN DIEGO, CA                  92130
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Common Stock, par $0.01
                               Redeemable Warrants
                           Class B Redeemable Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on May 14, 1999 as reported on the NASDAQ Small Capital Market, was approximately $5,691,221. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Issuer's revenues for the year ended March 31, 1999 totaled $27,736,337.

As of May 14, 1999 Registrant had outstanding 3,864,986 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents of CinemaStar Luxury Theaters, Inc. are incorporated by reference within this filing.

(1)     Registration Statement No. 33-86716.

(2)     Form 10-KSB for the year ended March 31, 1995.

(3)     Form 8-K for June 6, 1996.

(4)     Form 10-KSB for the year ended March 31, 1996.

(5)     Form 10-Q for the period ended June 30, 1996.

(6)     Form 10-Q for the period ended December 31, 1996.

(7)     Form 8-K filed July 1, 1997

(8)     Form 10-KSB for the year ended March 31, 1997.

(9)     Proxy Statement filed November 17, 1997.

(10)    Form 10-KSB for the year ended March 31, 1998.

(11)    Form 10-QSB for the period ended June 30, 1998.

(12)    Form 10-QSB for the period ended September 30, 1998.

(13)    Proxy Statement filed October 23, 1998.

(14)    Form 10-QSB for the period ended December 31, 1998


Transitional Small Business Disclosure Format       Yes [ ]    No [X]

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

                                     PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

GENERAL

CinemaStar Luxury Theaters, Inc. (the "Company") develops, leases, owns and operates multi-screen, primarily first-run movie theater locations in Southern California and Northern Mexico. Approximately 29% of the Company's revenues are derived from concession sales, approximately 2% are derived from the operation of video games and other revenues and the remainder is derived from theater admissions. To date, the Company has incurred net losses during each fiscal year in which it has been in operation. The Company currently operates theaters having a total of 79 screens in San Diego and Riverside Counties in Southern California and in Tijuana, B.C., Mexico. Construction of the Company's first theater, an eight-screen leased theater complex at the Mission Marketplace Shopping Mall in Oceanside, California, was completed in November 1991. In July 1997 the Company added five more screens to this theater. In May 1992 the Company opened Galaxy Six Cinemas, a six-screen leased theater complex in Bonsall, California. In May 1993 the Company opened Chula Vista 10, a ten-screen leased theater complex in Chula Vista, California. The Company acquired Chula Vista 6, a six-screen owned complex in Chula Vista, California in August 1995 that was significantly refurbished in March 1998. In March 1996 the Company opened a leased 14-screen theater in Riverside, California, in August 1996 a ten-screen leased theater in Perris, California and in November 1996 a ten-screen leased theater in Riverside, California. In November 1997, the Company's 75%-owned subsidiary in Mexico opened Plaza Americana 10, a leased ten-screen theater in Tijuana, B.C., Mexico. The Company acquired the remaining 25% equity in this subsidiary in December 1998.

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

The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and locating new theater sites. Many of the Company's competitors, including Regal Theaters, Pacific Theaters, Edwards Theaters and Mann Theaters, have been in existence longer than the Company, are better established in the markets in which the Company's theaters are or may be located and are better capitalized than the Company. Competition also can come from other sources such as cable television and video cassette tapes.

The Company was incorporated in California in April 1989 under the name Nickelodeon Theater Co., Inc. and adopted its current name in August 1995. The Company reincorporated in Delaware in December 1998. The Company's corporate offices are located at 12230 El Camino Real, Suite 320, San Diego, CA 92130 and its telephone number is (619) 509-2777. Additionally, the Company maintains executive offices in Austin, Texas.

OVERVIEW OF MOVIE EXHIBITION INDUSTRY

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of single screen theaters to large national chains of multi-screen theaters, many of which are affiliated with entertainment conglomerates. In an effort to achieve greater operating efficiencies, many theater operators have emphasized the development of multi-screen theater complexes over the past decade, as evidenced by an increase in the total number of screens in the United States, as well as an increase in the average number of screens per location.

Theatrical motion picture exhibition is typically the initial release vehicle for filmed entertainment. In recent years, however, alternative delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassette tapes and pay-per-view. Management believes that the emergence of these and other new forms of home entertainment has not adversely effected theater admissions, as evidenced by the relatively stable motion picture attendance patterns over the past ten years, approximately 1.0 billion to 1.2 billion per year during this 10-year period. There can be no assurance, however, that new or alternative forms of entertainment or motion picture delivery systems will not adversely impact motion picture attendance in general or at the Company's theaters in particular in the future.

Historically, the motion picture industry's largest producers and distributors have been the major studios (Paramount, Disney/Miramax/Touchstone, Warner Bros., Columbia/Tri-Star, Universal, 20th Century Fox MGM/UA and Dreamworks), with no single studio dominating the film distribution market. Since 1989, films distributed by these companies have accounted for between approximately 84% and 96% of annual U.S. admissions revenues.

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

BUSINESS STRATEGY

To attain substantial profitability, the Company believes it must develop new theaters in new or existing markets, and/or add screens at already developed locations. Expanding into markets in which it believes it can achieve a market position as a leading motion picture exhibitor is one of the Company's key operating strategies. In choosing potential development sites, the Company's primary concerns are to identify potential theater sites in which it believes it will be the sole or leading exhibitor in the target film zone and to lease or acquire such sites at a reasonable cost. In the selection of a potential theater site, the Company also considers whether the size and demographics of the surrounding population, the accessibility and visibility of the theater site and economic trends in the surrounding community are favorable to increased motion picture attendance. The Company determines whether or not it will own or lease the theater based upon the consideration of numerous factors including, but not limited to, the ability to finance the site, the expected performance of the theater and the required involvement of developers. The Company may develop theaters on a stand-alone basis or as part of an overall retail, entertainment and/or shopping mall development. Once sites are identified, a lease is negotiated. There are significant lead times (typically ranging from nine to 12 months) from lease negotiation to completion and opening of a theater.

The pursuit of multi-screen theaters is another key element of the Company's strategy. The Company believes multi-screen theaters reduce its dependence on any single film, allow it to more effectively respond to demand by adjusting its screening schedules during the release life of a given film and provide it with operating efficiencies through staggered film starts that enable the Company to reduce the amount of total staffing required to show its films and to maximize its concession sales. The Company also attempts to develop and operate conveniently located, high quality facilities that offer a wide variety of films. To enhance the movie going experience and attract new and/or repeat patronage, the Company tends to invest in high-quality sound and projection equipment, luxurious appointments and a carefully selected staff trained to emphasize customer service.

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

REVENUES

In addition to revenues from box office admissions, the Company receives revenues from concession sales. These sales historically have constituted approximately 27% to 32% of the Company's revenues for a given fiscal year. During the Company's 1999 and 1998 fiscal years, concession sales constituted 28.8% and 29.0% of the Company's total revenues respectively. During fiscal 1998, the Company had long-term concession lease agreements with Pacific Concessions, Inc. ("PCI") for all of its theaters in operation in the United States. Pursuant to the terms of these agreements, PCI installed and supplied counters, equipment, paper and food items in a given theater, while the Company provided the concession space and employees to operate the concession stands. The concession lease agreements with PCI provided that the Company received a percentage of the gross concession revenues generated at a given theater and PCI received the balance of concession revenues. In accordance with the provisions of these concession lease agreements (which had terms ranging from two to ten years), the Company issued notice of termination to PCI on December 15, 1997, paying early termination fees of $1,859,352 and taking direct control of its concession operations upon expiration of the applicable notice periods (either five or six months depending upon the theater). These notice periods expired during the first quarter of fiscal 1999.

The Company also operates video games and skill games at each of its locations. Video games do not constitute a significant portion of the Company's revenues. During fiscal 1999 and 1998, revenues from video games were $445,956 (1.6% of total revenues) and $376,441 (1.4% of total revenues), respectively. During fiscal 1999, the Company entered into a screen-advertising contract and a contract for the provision of automated teller machines at selected theaters. The Company does not anticipate that revenues from these activities will be material.

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

In film zones where the Company is the sole exhibitor, film licenses are generally obtained by the Company by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there are multiple exhibitors, a distributor will either require the exhibitors in the zone to bid for a film or will allocate films among the exhibitors in the film zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered which movies and then that exhibitor will negotiate film rental terms directly with that distributor. At present, the Company does not bid for films in any of its markets, although it may be required to do so in the future.

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

The Company's business is dependent upon the availability of marketable motion pictures and its relationships with distributors. While many "independent" distributors provide first-run movies to the motion picture exhibition industry, distribution historically has been dominated by the major distributors (Warner Brother, Paramount, 20th Century Fox, Universal, Disney/Miramax/Touchstone, MGM/UA, Columbia/Tri-Star and Dreamworks) that have accounted for between approximately 84% and 96% of domestic admission revenues since 1989, and virtually every one of the top grossing films in a given year, since 1989. No single one of these major distributors dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, poor commercial appeal of motion pictures or poor relationships with distributors would have a material adverse effect upon the Company's business and results of operations.

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

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of a single screen theater to large national chains of multi-screen theaters affiliated with entertainment conglomerates. Many of the Company's competitors, including Regal Theaters, Pacific Theaters, Edwards Theaters and Mann Theaters, have been in existence significantly longer than the Company, are better established in the markets where the Company's theaters are or may be located and are better capitalized than the Company. Such competitors also compete with the Company for potential sites.

Many of the Company's competitors have established long-term relationships with the major motion picture distributors, who distribute a large percentage of the commercially successful films. Although the Company attempts to identify film licensing zones in which there is no substantial competition, there are no real barriers to entry with respect to a given film zone for the Company's competitors and there can be no assurance that the Company's competition will not develop theaters in the same film zones or otherwise in the same geographic vicinity as the Company's theaters.

The Company believes that there is a growing trend in the motion picture exhibition industry toward larger, multi-screen theater complexes having 16 to 24 screens, which are part of larger family entertainment centers offering both traditional motion picture entertainment and other forms of family entertainment for its patrons. As a result, certain of the Company's competitors have sought to significantly increase their number of theaters and screens in operation. Continued increases may cause certain markets to become over-screened, resulting in a negative impact on the earnings of the theaters located in such markets, including the Company's theaters. This trend also could have a negative impact on the Company's ability to identify attractive sites for development.

Future advancements in motion picture exhibition technology and equipment may result in the development of state-of-the-art theaters by the Company's competitors that could make the Company's current theaters obsolete. There can be no assurance that the Company will be able to incorporate such new technology or equipment, if any, into its existing or future theaters.

In recent years, alternative motion picture exhibition delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassette tapes and pay-per-view. While the impact of such delivery systems on movie theaters is difficult to determine, there can be no assurance that they will not adversely impact attendance at the Company's theaters. Movie theaters also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

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

The Company's theater operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing. A significant portion of the Company's employees is paid at the federal minimum wage and, accordingly, further increases in the minimum wage would increase the Company's labor costs.

In connection with the construction of its theaters, the Company, its contractors or landlords will be subject to the building permit and other requirements of local zoning and other laws and regulations. The Company does not anticipate that compliance with such laws and regulations will have a material adverse effect on its business.

EMPLOYEES

As of May 14, 1999, the Company employed 439 persons, of which 62 were full-time and 377 were part-time employees. Of the Company's employees, 26 are corporate personnel, 36 are theater management personnel and the remainder are hourly personnel. The Company is not subject to any union or collective bargaining agreements, except in Mexico for 65 employees under an annually renewable contract, and considers its employee relations to be good.

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

The Company's leased theaters are subject to lease agreements with original terms ranging from 15 to 25 years and renewal options for an additional 10 to 15 years. The leases provide for minimum annual rentals and generally require additional rental payments based on a percentage of revenues over a base amount. All of the Company's leases are triple net leases, which require the Company to pay, in addition to rent, the cost of insurance, taxes and a portion of the lessor's operating expenses. The following is a summary of the theater specifications as of May 14, 1999:


                                                                           # of
Theater Name                   Location                      Sq. Ft.      Screens    # of Seats   Leased/Owned
------------                   --------                      -------      -------    ----------   ------------
Chula Vista 10(1)              Chula Vista, CA                34,000         10         2,178        Leased
                               (South San Diego County)

Chula Vista 6                  Chula Vista, CA                22,500          6         1,424        Owned
                               (South San Diego County)

Mission Marketplace            Oceanside, CA                  43,000         13         2,168        Leased
                               (North San Diego County)

Galaxy Six Cinemas             Bonsall, California            22,780          6         1,340        Leased
                               (North San Diego County)

Ultraplex 14 at Mission Grove  Riverside, CA                  46,000         14         2,743        Leased
                               (Mission Grove Plaza,
                               Riverside County)

Perris 10                      Perris, CA                     35,000         10         1,822        Leased
                               (Perris Plaza Retail
                               Shopping Center)

University Village 10          Riverside, CA                  42,000         10         2,099        Leased
                               (adjacent to University of
                               California in Riverside,
                               CA)

Plaza Americana 10(2)          Tijuana, B.C., Mexico          40,000         10         1,853        Leased
                               (Plaza Americana Shopping
                               Mall)


----------

(1) Leased by the Company's wholly-owned U.S. subsidiary, CinemaStar Luxury Cinemas, Inc.

(2) Leased by the Company's wholly-owned Mexican subsidiary, CinemaStar Luxury Theaters, S.A. de C.V.

In December 1996, the Company signed a long-term lease agreement for the development of a new 20-screen theater in San Bernardino, California (the "San Bernardino Facility"). Pursuant to the terms of the lease, as amended, lease payments do not begin until the Company's acceptance of the completed building, which is not expected until the third quarter of fiscal 2000. Costs to the Company to complete and equip this facility are estimated at approximately $3,500,000.

In February 1999, the Company entered into an amendment of its lease for its Ultraplex 14 theater complex at Mission Grove, Riverside, California. Under the terms of this amendment, four additional screens will be added to this theater facility, bringing the total screens at the facility to 18. Costs to the Company to complete and equip this expansion are estimated at approximately $1,250,000 and the Company anticipates that the expansion will be completed during the third quarter of fiscal 2000.

On June 29, 1998, the Company's corporate office was re-located to 12230 El Camino Real, Suite 320, San Diego, California 92130 pursuant to a five year lease (with one option to renew for an additional five years) for approximately 4,000 square feet at an annual rent commencing at $110,400 and increasing to $120,000 by year five.


ITEM 3 - LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court, Case No. N07870, alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform and seeks damages of $1.25 million. The Company intends to vigorously defend this action. Management believes the Company's termination of the lease in question was in accordance with its terms, however, there is no assurance that the Company ultimately will prevail in this action. The landlord has already leased the property to another tenant which the Company believes would mitigate all or a portion of the claimed damages.

With respect to the Company's previous dispute with MDA-San Bernardino Associates, LLC, the parties have executed a First Amendment to Multi-Plex Theater Lease that resolves the disputed issues. There was no material financial impact to the Company of such resolution.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters, which the Company believes would have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock and Class B Redeemable Warrants are traded on the NASDAQ Small Cap Market (Symbols: LUXY and LUXYZ). The table below shows the high and low bid prices as reported by the NASDAQ. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The prices for the Company's common stock have been adjusted to reflect the impact of a one-for-seven reverse stock split, effective December 2, 1998. Due to the absence of two market makers for the securities, the Company has been informed that NASDAQ has delisted the Redeemable Warrants (LUXYW) as of December 14, 1998. These securities may now trade on the over-the-counter ("OTC") market, upon application by market makers.


                                                                                   CLASS B
                                       COMMON              REDEEMABLE             REDEEMABLE
                                        STOCK               WARRANTS               WARRANTS
                                       (LUXY)                (LUXYW)               (LUXYZ)
                                    HIGH     LOW          HIGH     LOW           HIGH    LOW
FISCAL YEAR ENDED MARCH 31,

1998
First Quarter                      $11.83    $3.92        $0.63    $0.13         $1.00   $0.06
Second Quarter                       9.66     5.25         0.41     0.13          0.19    0.16
Third Quarter                        8.75     3.50         0.50     0.06          0.88    0.17
Fourth Quarter                      11.41     7.00         0.47     0.16          0.81    0.56

1999
First Quarter                       10.29     6.13         0.13     0.01          0.56    0.31
Second Quarter                       9.63     5.91         0.10     0.01          0.38    0.03
Third Quarter                        7.00     4.38         0.13     0.01          0.03    0.03
Fourth Quarter                       6.88     3.53         0.13     0.00          0.88    0.03

As of May 14, 1999, the Company had approximately 140 shareholders of record.

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

ONE-FOR-SEVEN REVERSE STOCK SPLIT AND DELAWARE REINCORPORATION

The Company completed a one-for-seven reverse stock split of its Common Stock, effective December 2, 1998. The reverse stock split affects the Company's Common Stock and all options and warrants that are convertible into the Company's Common Stock. The number of shares of the Company's Common Stock outstanding prior to the reverse stock split was 27,054,902 and after the reverse stock split is 3,864,986. All references to shares in this form 10-KSB have been restated to reflect the one-for-seven reverse stock split. The Company reincorporated in Delaware effective December 1, 1998. As a result, the Company's common stock now has a par value of $0.01. Previously the Company's common stock had no par value.

The reverse stock split also amends the terms of the Company's Redeemable Warrants and Class B Redeemable Warrants. After giving effect to the reverse stock split, the number of outstanding and issuable Redeemable Warrants for Common Stock, with a maturity date of February 6, 2000 under the trading symbol "LUXYW," remains at 4,648,562. The total number of shares of Common Stock for which such warrants will be exercisable is approximately 1,568,704. The number of shares of Common Stock exercisable per each warrant is 0.33746 shares per warrant. The price per share upon exercise of the warrants is $17.78.

The number of outstanding and issuable Class B Redeemable Warrants for Common Stock, with a maturity date of September 15, 2001 under the trading symbol "LUXYZ," is 226,438. The total number of shares of Common Stock for which such warrants will be exercisable is approximately 76,183. The number of shares of Common Stock exercisable per each Class B warrant is 0.33644 shares per warrant. The price per share upon exercise of the warrants is $19.32.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. Where possible, the Company uses words like "believes", "anticipates", "expects", "plans" and similar expressions to identify such forward looking statements. The Company's actual results could differ materially from those discussed here. Factors, risks and uncertainties that could cause or contribute to such differences include the availability of marketable motion pictures, the increase of revenues to meet long-term lease obligations and rent increases, risks inherent in the construction of new theaters, the ability to secure new locations on favorable terms, intense competition in the industry, dependence on concession sales and suppliers, earthquakes and other natural disasters and the ability to secure adequate financing on acceptable terms to support growth.

RESULTS OF OPERATIONS

As of March 31, 1998 and March 31, 1999 the Company had eight theater locations with a total of 79 screens. During the year ended March 31, 1998, the Company added five additional screens to an existing location and a new ten-screen location, increasing the Company's theaters from seven locations and 64 screens at March 31, 1997 to eight locations and 79 screens. These additions resulted in an increase in revenues and expenses for the year ended March 31, 1999 compared to March 31, 1998.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $7,932,011 and $1,586,372 in the fiscal years ended March 31, 1998 and 1999, respectively. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, such profitability is contingent on many factors such as the availability of marketable motion pictures and the continued success of management's on-going cost reduction efforts. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens.

The Company has entered into agreements, negotiations and/or discussions pertaining to the development of a 20-screen theater complex and a four-screen expansion to an existing theater complex in San Bernardino, California and Riverside, California, respectively. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be given that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998.

Total revenues for the year ended March 31, 1999 increased 6.5% to $27,736,337 compared to $26,050,143 for the previous fiscal year. Admission revenues increased by $1,091,824, or 6.1%, and concession sales and other operating revenues increased by $594,370, or 7.4%. The increase in admissions revenues is attributable to an increase in international admissions revenues of $1,753,893, offset by a reduction of $662,069 in domestic admissions revenues. Domestic admission revenues declined 4.0% compared to the same period of the prior year. Management primarily attributed this decline, which was consistent with the results of the other major U.S. theater operators, to a decline in the volume and quality of film product distributed in the third and fourth quarters of fiscal 1999 and to a lesser extent on increased competition in selected markets. Domestic average ticket price for the fiscal year ended March 31, 1999 increased by 4.7% to $4.81, compared to the prior year. International average ticket price for the fiscal year 1999 was $2.52. Domestic per capita concession revenues for the fiscal year ended March 31, 1999 increased 1.2% to $1.85. International per capita concession revenue for the year ended March 31, 1999 was $1.38.

Film rental and booking costs for the year ended March 31, 1999 increased 0.5% to $9,989,353 compared to $9,943,669 for the previous fiscal year. The increase in film rental and booking costs, usually paid as a percentage of admission revenues, resulted from the increase in number of screens discussed above, offset in part by a reduction in the cost of film as a percentage of admission revenues. As a percentage of admission revenues, film rental and booking costs declined from fiscal 1998 to fiscal 1999, decreasing from 55.3% to 52.4%, in part as a result of lower film costs at the Company's Tijuana, Mexico theater.

Cost of concession supplies for the year ended March 31, 1999 decreased 40.5% to $1,669,388 from $2,807,020 for the previous fiscal year. As a percentage of concession revenues, cost of concession supplies decreased to 20.9% from 37.2% in the year ended March 31, 1999 compared to the previous fiscal year, due to the termination of concession lease agreements with PCI, the Company's former primary concession vendor. As of June 15, 1998, the Company ceased the purchase of concession supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the year ended March 31, 1999 increased 8.8% to $11,844,008 compared to $10,882,570 for the previous fiscal year. This increase was due, in part, to the increase in the average number of screens and theaters in operation for the year ended March 31, 1999 compared to the previous fiscal year and increases in federally mandated minimum wages. As a percentage of total revenues, theater operating expenses increased 0.9%, from 41.8% in fiscal 1998 to 42.7% in fiscal 1999.

Selling, general and administrative expenses for the year ended March 31, 1999 decreased 20.4% to $3,295,739 compared to $4,140,810 for the previous fiscal year. As a percentage of total revenues, selling, general and administrative costs decreased to 11.9% from 15.9%. The decrease results, in part, from a variety of cost reduction efforts during the year. Additionally, costs related to international start-up and terminated projects have reduced significantly in the year fiscal year ended March 31, 1999 compared to the prior fiscal year.

The Company incurred in fiscal 1998 a one-time charge in the amount of $1,859,352 resulting from the termination of concession lease agreements with PCI. In accordance with the provisions of these concession lease agreements (which had terms ranging from two to ten years), the Company issued notice of termination to PCI on December 15, 1997, paid the full amount of the termination fee and took direct control of its concession operations upon expiration of the applicable notice periods (either five or six months, depending upon the theater). The Company now purchases all concessions supplies on a competitive basis.

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

Depreciation and amortization for the year ended March 31, 1999 increased 3.4% to $2,331,503 compared to $2,255,251 for the previous fiscal year, due to the impact of a full year of depreciation in fiscal 1999 of furniture, fixtures and equipment, purchased for theaters opened or expanded in fiscal 1998, offset, in part, by a charge in fiscal 1998 of $250,000 to write-down certain assets.

Non-cash interest expense for fiscal 1998, totaling $328,750, resulted from the issuance of debt with detachable warrants and represents the value of the detachable warrants. This debt was paid in full with interest prior to March 1998.

Interest expense for the fiscal year ended March 31, 1999 decreased 57.4% to $331,348 compared to $777,655 for the previous fiscal year. This decrease was primarily a result of the majority of the Company's debt having been repaid from the proceeds of the Equity Financing transaction consummated in December 1997.

Interest income for the year ended March 31, 1999 increased to $140,230 from $70,747 for the year ended March 31, 1998. This increase is attributable to changes in cash balances resulting from the various bridge loan proceeds and the completion of the equity financing transaction on December 15, 1997. See "Liquidity and Capital Resources."

As a result of the above factors, the net loss for the year ended March 31, 1999 decreased 80.0% to $1,586,372 from $7,932,011 for the fiscal year ended March 31, 1998.

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

Pursuant to the CAP Agreement, CAP purchased 2,526,352 shares of Common Stock for a purchase price of $5.94 per share. CAP also received, at closing, warrants to purchase 232,947 shares of Common Stock at an exercise price of $5.94 per share. Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue Adjustment Shares to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 193,037 Adjustment Shares to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At March 31,1999, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $87,000,000. In addition, the Company has signed a lease agreement for a 20-screen Ultraplex theater in San Bernardino, California and for the expansion by 4 screens of an existing theater in Riverside, California. The lease for the San Bernardino Ultraplex will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease. The lease for the Riverside expansion will require expected minimum rental payments aggregating approximately $9,300,000 over the 22-year life of the lease. Accordingly, existing minimum lease commitments as of March 31, 1999 plus those expected minimum commitments for the proposed theater location and theater expansion, would aggregate minimum lease commitments of approximately $137,000,000. Under the terms of the San Bernardino lease, the Company is obligated to construct and equip the theater building. Costs to the Company to complete and equip the San Bernardino Facility are estimated at approximately $3,500,000. All necessary zoning and similar approvals have been obtained from the City of San Bernardino, and the landlord has committed under the lease to make available a tenant allowance of approximately $9,200,000 to reimburse the Company for a portion of the cost of constructing and equipping the complex. While the landlord has financing commitments in place to fund its tenant improvement allowance to the Company, its ability to fund the tenant improvement allowance is dependant upon its lender adhering to the terms of their financing commitments. Therefore, there can be no assurance that the Company will be able to receive adequate funds from the landlord to complete the construction of the project. The Company has executed a fixed-price construction contract with a general contractor, for the construction of the theater project. The Company is obligated to pay the contractor the full amount due under the contract whether or not the Company receives reimbursement from the landlord. In addition, the Company's lease obligations with respect to the San Bernardino Facility are contingent upon the completion and acceptance of the theater. Under the terms of the Riverside expansion lease amendment, the Company's obligation with respect to constructing and equipping the theater is estimated at approximately $1,250,000.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $7,932,011 and $1,586,372 in the fiscal years ended March 31, 1998 and 1999, respectively. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, any substantial profitability will depend upon numerous factors including the Company's ability to continue reducing costs and expand through the addition of new screens and theaters.

The ability of the Company to expand through the development of new theaters, the expansion of existing theaters or the acquisition of established theaters is contingent upon numerous factors including the Company's ability to secure new, third party financing. In this regard, the Company signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. The terms of the facility were amended in March 1999. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has not to date borrowed against this facility but has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Facility and the standby letters of credit, totaling approximately $380,000, are being amortized over their respective terms. The Revolving Credit Facility is subject to various positive and negative covenants. The Company is in compliance with these covenants as of March 31, 1999.

During the year ended March 31, 1999, the Company generated cash of $765,447 from operating activities, as compared to using cash in operating activities of $4,656,211 for the year ended March 31, 1998. This difference is due to factors discussed in "Results of Operations" above including decreased costs of concessions, decreased selling, general and administrative expenses, the opening of a new theater and the expansion and renovation of existing theaters, costs associated with a bridge loan in fiscal 1998, cost incurred in connection with other financing efforts, costs of settlement of management contracts and costs of penalties related to notice of early termination of concession lease agreements, all in fiscal 1998.


During the year ended March 31, 1999, the Company used cash in investing activities of $1,264,309 as compared to $4,112,950 for the year ended March 31, 1998. The decrease is due to lower purchases of fixed assets during the fiscal year ended March 31, 1999 compared with the prior comparable period, partially offset by the purchase of the remaining 25% minority interest in the Company's Mexican subsidiary for approximately $340,000.

During the year ended March 31, 1999, the Company used net cash of $762,720 in financing activities, as compared to providing net cash of $11,649,493 for the year ended March 31, 1998. The cash used in the year ended March 31, 1999 related to principal repayment of debt and capital lease obligations and the payment of debt issuance costs of approximately $380,000 with respect to the Company's Revolving Credit Facility. The cash provided in the year ended March 31, 1998 related to the proceeds of the issuance of Common Stock and warrants, partially offset by principal repayment of debt and capital lease obligations.

At March 31, 1999, the Company held cash, cash equivalents and working capital in the amounts of $2,220,396 and $281,857, respectively. Management believes that cash and cash equivalents, working capital and the $15 million Revolving Credit Facility will be adequate to fund the existing operations and capital requirements of the Company during the next twelve months.

As of March 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $13,250,000 and $6,500,000 for Federal and California income tax purposes, respectively. The Federal NOLs are available to offset future years taxable income, and they expire in 2006 through 2019 if not utilized prior to that time. The California NOLs are available to offset future years taxable income, and they expire in 1999 through 2004 if not utilized prior to that time. The annual utilization of NOLs will be limited in accordance with restrictions imposed under the Federal and state laws as a result of changes in ownership. The Company's initial public offering and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period will be subject to certain specified annual limitations.

At March 31, 1999, the Company has total net deferred income tax assets in excess of $5,900,000. Such potential income tax benefits, a significant portion of which relates to the NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not "more likely than not" in light of the Company's recurring losses from operations.

Due to the absence of two market makers for its Redeemable Warrants (LUXYW), the Company has been notified by NASDAQ that these warrants were delisted effective December 14, 1998. These warrants may trade on the Over-The-Counter Market, upon application by a market maker.

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

YEAR 2000

The Company has performed a review of its computer applications, including software and hardware, related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company has implemented new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year 2000). These systems are certified as year 2000 compliant. Management believes that the Company is not dependent on any other internal computer applications for its day to day operations. The Company is communicating via questionnaire with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular because the Company has not completed its inquiries of its primary film distributors. However, the Company is not aware at this time of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be completed by June 30, 1999. The historical costs to the Company for its year 2000 preparations have been nominal, future costs are not yet known due to the Company's ongoing assessments and the Company has not deferred or delayed any projects or expenditures in anticipation of any year 2000 issues. The Company believes that its worst case scenario for the change to year 2000 would be a disruption of film distribution to the Company. Such a disruption could have a material impact on the Company and its results of operations. The Company is in the process of developing and testing a contingency plan to address any year 2000 issues such as disruption in film distribution. Upon completion of the Company's assessment of its year 2000 readiness, in particular the completion of its assessment of third party issues, the Company will finalize its contingency plan. The Company believes that its contingency plan will be finalized and tested prior to September 30, 1999.

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

ITEM 7 - FINANCIAL STATEMENTS

The Company's audited consolidated financial statements for the years ended March 31, 1999 and 1998 are presented immediately following on pages F-1 to F-18.

ITEM 8 - CHANGE IN CERTIFYING ACCOUNTANT.

On April 16, 1998, the Company dismissed BDO Seidman, LLP as its independent public accountants. Such dismissal was approved by the Company's Audit Committee. In connection with the audits for the fiscal years 1996 and 1997 and through April 16, 1998, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years. The Company engaged Arthur Andersen LLP as its new independent public accountants as of April 16, 1998. The audits for the fiscal years ended March 31, 1998 and 1999 have been completed by Arthur Andersen LLP.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information concerning the Company's current directors and executive officers:

NAME                       PRINCIPAL OCCUPATION                                             AGE
----                       --------------------                                             ---
Jack R. Crosby             Director; Chairman of the Board of Directors and Chief           72
                           Executive Officer
Frank J. Moreno            Director; President and Chief Operating Officer                  59
Jack S. Gray, Jr.          Director; Vice Chairman of the Board of Directors                42
Thomas G. Rebar            Director and Member of the Compensation and Audit Committees     36
Wayne B. Weisman           Director and Member of the Compensation and Audit Committees     43
Winston J. Churchill       Director and Member of the Compensation Committee                58
Norman Dowling             Chief Financial Officer, Vice President and Secretary            36
Neil R. Austrian, Jr.      Executive Vice President                                         34

--------------------

JACK R. CROSBY has been Chairman of the Board of Directors of the Company since December 1997 and Chief Executive Officer of the Company since February 1998. Mr. Crosby was Chairman of Board of Directors of Tescorp, Inc., a publicly traded company which owns and operates cable television systems in Argentina ("Tescorp"), since its inception in 1980, and was Chief Executive Officer from 1991 until it was sold in February 1998. Mr. Crosby is the General Partner of Rust Group, L.P., a Texas limited partnership holding certain of Mr. Crosby's business assets, and he is the president of Rust Investment Corp., the general partner of Rust Capital, Ltd. ("Rust Capital"), an investment limited partnership with its headquarters in Austin, Texas. Mr. Crosby presently serves as a director of Prime Venture I, a cable television enterprise. Mr. Crosby also serves as a director of two other publicly traded companies: National Dentex Corporation, a manufacturer of dental appliances, and DSI Toys, Inc., a toy manufacturer and distributor. From 1982 through early 1985, he served as a director of Orion Pictures. As a principal of Rust Group, L.P., Mr. Crosby participated in the purchase of selected motion picture theaters from Wometco Theaters, Inc. in 1990 before selling them in 1994.

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

JACK S. GRAY, JR. has been a Director and Vice Chairman of the Board of Directors of the Company since April 1998. Prior to that, he served as President and Chief Operating Officer of Tescorp, Inc., a NASDAQ traded company, from March 1991 until February 1998. Mr. Gray has acted as partner, officer and/or director of Rust Group, L.P. and/or its affiliates since 1985.

THOMAS G. REBAR has been a Director and Member of the Compensation and Audit Committees of the Company since December 1997 and served as Secretary of the Company from April 1998 to November 1998. Mr. Rebar is a Partner of SCP Private Equity Management, L.P., the general partner of SCP Private Equity Partners, L.P., a private equity investment fund ("SCP"), which position he has held since June 1996. From 1989 until joining SCP in 1996, Mr. Rebar served as Senior Vice President of Charterhouse, Inc., an investment banking firm. Prior to joining Charterhouse, Inc., Mr. Rebar was a member of the corporate finance department at Bankers Trust Company.

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

WINSTON J. CHURCHILL has been a Director and Member of the Compensation Committee of the Company since December 1997. Mr. Churchill has been a Managing General Partner of SCP Private Equity Management, L.P., the general partner of SCP, since SCP's inception in 1996. Mr. Churchill founded Churchill Investment Partners, Inc. in 1989 and CIP Capital, Inc. in 1990, each of which is an investment and venture capital fund, and continues to be a principal of each. From 1989 to 1993 he served as Chairman of the Finance Committee of the $24 billion Pennsylvania Public School Employees' Retirement System. From 1984 to 1989, Mr. Churchill was a general partner of Bradford Associates, a private investment firm in Princeton, New Jersey. Prior to that time, he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul for 16 years and was a member of its executive committee. Mr. Churchill is a member of the Board of Directors of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinkler systems and components, Freedom Securities Corp., a brokerage and investment banking firm and Amkor Technology, Inc.

NORMAN DOWLING has served as Vice President of the Company since December 1997 and as Chief Financial Officer since November 1997. Mr. Dowling served as Assistant Secretary of the Company from November 1997 until November 1998 and has served as Secretary of the Company since November 1998. Prior to that, Mr. Dowling served as Director of Finance of Advanced Marketing Services, Inc., a publicly traded distributor of books and media products, from October 1993 until November 1997, and as Controller and then Director of Development and Acquisitions of Medical Imaging Centers of America, Inc. from May 1990 until October 1993. Mr. Dowling's professional experience also includes six years with the public accounting firm, Ernst & Young.

NEIL R. AUSTRIAN, JR. has served as Executive Vice President of the Company since April 1998. He has been a partner of the Rust Group, L.P. since March 1998. Prior to that, he served as Chief Financial Officer and Senior Vice President of Tescorp from August 1997 until February 1998, and as Vice President of Tescorp from October 1994 until August 1997. Mr. Austrian was also an associate of Rust Capital, Ltd. from October 1988 until October 1994.

The Board of Directors held a total of three meetings during the fiscal year ended March 31, 1999. The Board of Directors has an Audit Committee and a Compensation Committee. It does not have a nominating committee or a committee performing the functions of a nominating committee.

The Audit Committee of the Board of Directors currently consists of directors Rebar and Weisman. The Audit Committee met three times during the fiscal year ended March 31, 1999. The Audit Committee recommends engagement of the Company's independent auditors, and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

The Compensation Committee of the Board of Directors currently consists of directors Churchill, Rebar and Weisman. The Compensation Committee met three times during the fiscal year ended March 31, 1999. The Compensation Committee establishes the compensation for the Company's executive officers, including the Company's Chief Executive Officer.

No director attended fewer than 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors that he was eligible to attend.

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

ITEM 10 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal year ended March 31, 1999 or is expected to exceed $100,000 in fiscal 2000.


                           SUMMARY COMPENSATION TABLE


                                                                                                    Long Term
                                                                                                  Compensation
                                                Annual Compensation                                  Awards
                                              -----------------------------                       ------------
                                                                                                   Securities
Name and                        Fiscal Year                                    All Other Annual    Underlying
Principal Position                 Ended           Salary            Bonus     Compensation(3)   Options/SARs
------------------              -----------        ------            -----     ---------------   ------------
CURRENT EXECUTIVE OFFICERS:

Jack R. Crosby...............       1999         $161,538(2)      $     0(1)                               0
Chairman of the Board of            1998               $0         $     0                             71,429(1)
Directors and Chief                 1997               $0         $     0                                  0
Executive Officer

Frank J. Moreno..............       1999         $254,806(4)      $20,000(1)(5)    $32,988(3)              0
President and Chief                 1998         $ 57,531(4)      $     0                             71,429(1)
Operating Officer                   1997         $      0         $     0                                  0

Norman Dowling...............       1999         $109,326(6)      $12,500(1)(5)                        7,143(1)
Chief Financial Officer,            1998         $ 36,345         $     0                             14,286(1)
Vice President and Secretary        1997         $      0         $     0                                  0

Jack S. Gray, Jr.............       1999          $92,308(2)      $     0(1)                          42,857(1)
Vice Chairman of the Board          1998          $     0         $     0                                  0
of Directors                        1997          $     0         $     0                                  0

Neil R. Austrian, Jr.........       1999          $92,308(2)      $     0(1)                          28,571(1)
Executive Vice President            1998          $     0         $     0                                  0
                                    1997          $     0         $     0                                  0

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

(3) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total of annual salary and bonus reported in this table for any named executive officer, except Frank J. Moreno for whom relocation expenses of $32,988 were paid or reimbursed by the Company, pursuant to the terms of his employment contract.

(4) Includes salary and consulting fees paid. Pursuant to the Employment Agreement by and between the Company and Frank J. Moreno, dated April 29, 1998, Mr. Moreno is to receive an annual salary of $250,000.

(5) Pursuant to the Employment Agreement by and between the Company and Frank J. Moreno, dated April 29, 1998, and the Employment Agreement by and between Norman Dowling and the Company dated June 18, 1998 (and amended effective February 19, 1999), Mr. Moreno and Mr. Dowling may be awarded bonus compensation at the discretion of the Board of Directors.

(6) Pursuant to the Employment Agreement by and between the Company and Norman Dowling dated June 18, 1998 (and amended effective February 19,
        1999), Mr. Dowling's annual salary increased to $120,000 from $105,000.



OPTION GRANTS DURING FISCAL 1999

The following table sets out the stock options that were granted to the executive officers identified in the Summary Compensation Table during the fiscal year ended March 31, 1999:

                        OPTION GRANTS DURING FISCAL 1999

                       Number of Securities     % of Total Options Granted       Exercise or
                        Underlying Options         to Employees in Fiscal         Base Price       Expiration
Name                       Granted                        Year                    ($/Sh)              Date
----                   ---------------------    --------------------------       -----------       ----------
Jack S. Gray, Jr.           42,857                          51.7%                $5.75-$6.13     12/15/07-3/6/09

Neil R. Austrian, Jr.       28,571                          34.5%                $5.75-$6.13     12/15/07-3/6/09

Norman Dowling               7,143                           8.6%                    $5.75           3/6/09

OPTION EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES

The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1999 by the executive officers named in the Summary Compensation Table:

                  OPTION EXERCISES AND YEAR-END VALUE TABLE(1)


                                                                                      Value of Unexercised
                                                           Number of Unexercised      In-the-Money Options
                                                           Options at Fiscal Year         at Fiscal Year
                                                                    End                        End(2)
                                 Shares                  --------------------------  ---------------------------
                                Acquired       Value
Name                           on Exercise   Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
----                           -----------   --------    -----------  -------------  -----------  -------------
Jack R. Crosby(3)                   0           $0          14,286         28,572         $0           $0
Frank J. Moreno                     0           $0          23,810         47,619         $0           $0
Jack S. Gray, Jr.                   0           $0           7,143         35,714         $0           $0
Neil R. Austrian, Jr.               0           $0           7,143         21,428         $0           $0
Norman Dowling                      0           $0           4,762         16,667         $0           $0

--------------------

(1)     There were no option exercises during fiscal 1999.

(2)     Valued based on an assumed price of $5.00 per share of common stock.

(3) Of Mr. Crosby's options, 28,572 were cancelled during the fiscal year and are not reflected in the above table.


STOCK OPTIONS

In December 1997, the Company adopted the CinemaStar Luxury Theaters, Inc. Stock Option Plan (the "1997 Option Plan") under which a maximum of 412,280 shares of Common Stock may be issued pursuant to incentive and non-qualified stock options grants to officers, key employees or consultants of the Company. As of March 31, 1999, there were 211,643 options issued and outstanding under the 1997 Option Plan.

The 1997 Option Plan is administered by a committee comprised of three (3) members of the Board of Directors (or such other number as determined by the Board of Directors) and shall be comprised of such number of "disinterested persons" as is necessary to meet the requirements of Rule 16b-3 of the Exchange Act and such number of "outside directors" as is necessary to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended. This committee has authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise price, the number of shares covered by and all of the terms of options, and all other determinations necessary or advisable for administration of the 1997 Option Plan. The 1997 Option Plan was approved by a vote of shareholders at the annual meeting of shareholders on November 17, 1998.

The exercise price for the shares subject to any incentive stock option granted under the 1997 Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted. No option shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates, if termination is by the Company for any reason without cause, immediately upon the voluntary termination by the optionee of the optionee's employment with the Company or the termination of the optionee's employment with the Company by the Company for cause; or one year after the date the optionee's employment terminates, if termination is a result of death or permanent disability. The vesting schedule for options issued under the 1997 Option Plan is determined by the committee. All options granted to date under this Plan vest over a three-year period beginning December 16, 1997, with full acceleration on a change in control.

In July 1994, the Company adopted the CinemaStar Luxury Theaters, Inc. Stock Option Plan (the "1994 Option Plan") under which a maximum of 83,929 shares of Common Stock of the Company could be issued pursuant to incentive and non-qualified stock options granted to officers, key employees or consultants of the Company. Most of the options granted under this 1994 Option Plan have expired or been terminated. Pursuant to a Board of Directors consent, any outstanding options under the 1994 Option Plan have been transferred to the 1997 Option Plan.

COMPENSATION OF DIRECTORS

Prior to June 3, 1995, directors received no cash compensation for serving on the Board of Directors. In June 1995, the Board of Directors approved payment of $1,000 per director for each meeting attended. On April 29, 1998, the Board of Directors approved payment of $1,000 per director for each meeting, or committee meeting, attended; provided such director does not draw a salary from the Company in his or her capacity as an employee of the Company.

In fiscal 1999, there were three meetings of the Board of Directors.

In the fiscal year ended March 31, 1998, Russell Seheult received $52,000 in consulting fees. In August 1994, the Company entered into a five year consulting agreement with Mr. Seheult which was extended in December 1996 for five years from December 1996. Mr. Seheult was granted options to purchase 25,179 shares of Common Stock at an exercise price of $17.85 per share in July 1994. On December 16, 1997, Mr. Seheult resigned as a director and ceased providing consulting services. As a result, all of Mr. Seheult's options have expired and the Company has stopped making payments under the consulting agreement. Mr. Seheult remains as a guarantor on certain of the Company's long-term theater leases.

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective April 29, 1998, the Company entered into a three-year employment agreement with Frank J. Moreno, pursuant to which Mr. Moreno's annual base salary of $250,000 is subject to increase at the discretion of the Board of Directors. In addition, Mr. Moreno may receive an annual bonus at the discretion of the Board of Directors. Mr. Moreno also receives an automobile allowance of $650 per month. The employment agreement also gives Mr. Moreno the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. Under the employment agreement, Mr. Moreno was compensated for his out-of-pocket relocation costs and received $20,000 in connection with the sale of his home. The employment agreement also acknowledges that the Company granted Mr. Moreno options to acquire 71,429 shares of the Company's Common Stock on December 16, 1997. In the event Mr. Moreno is terminated by the Company without cause, he is entitled to his base salary for the remainder of the three-year period.

Effective February 19, 1999, the one-year employment agreement with Norman Dowling dated as of June 18, 1998 was amended to extend the contract period for an additional year. The contract amendment provides for an annual base salary of $120,000 and an annual bonus at the discretion of the Board of Directors. Mr. Dowling also receives an automobile allowance of $450 per month.

The employment agreement also gives Mr. Dowling the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. The employment agreement also acknowledges that the Company granted Mr. Dowling options to acquire 14,286 shares of the Company's Common Stock on December 16, 1997. In the event Mr. Dowling is terminated by the Company without cause, as defined in the employment agreement, he is entitled to his base salary for the remainder of the contract period. On March 6, 1999, Mr. Dowling was granted additional options to acquire 7,143 shares of the Company's Common Stock.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The Company has outstanding voting securities consisting of only common stock, of which 3,864,986 shares were outstanding as of the close of business day on May 14, 1999. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the close of business day on May 14, 1999 as to (a) each director, (b) each executive officer identified in the Summary Compensation Table above, (c) all executive officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of Company's common stock.

                                                                                        As of May 14, 1999
                                                                                   ----------------------------
                                                                                   Number of         Percent of
Title of Class                        Beneficial Owner(1)                          Shares(2)          Class(2)
--------------                        -------------------                          ---------          --------
DIRECTORS AND EXECUTIVE OFFICERS:
Common                                Jack R. Crosby                                 25,000(3)(4)          *
Common                                Frank J. Moreno                                31,310(5)             *
Common                                Jack S. Gray, Jr.                             141,069(6)(7)        3.5%
Common                                Thomas G. Rebar                                    -0-              -0-
Common                                Wayne B. Weisman                                   -0-              -0-
Common                                Winston J. Churchill                        3,375,218(8)          74.7%
Common                                Norman Dowling                                  4,762(9)             *
Common                                Neil R. Austrian, Jr.                          22,784(10)            *

                                      ALL CURRENT DIRECTORS AND                   3,600,142(11)         76.2%
                                      EXECUTIVE OFFICERS AS A GROUP
                                      (8 PERSONS)

FIVE PERCENT SHAREHOLDERS:
Common                                CinemaStar Acquisition Partners, L.L.C.     3,107,164(12)         73.1%
Common                                SCP Private Equity Partners, L.P.           3,375,218(13)         74.7%


* Items marked with an asterisk comprise less than 1% of the total outstanding common stock of the Company.

(1) The address of each of Messrs. Moreno and Dowling is c/o the Company at 12230 El Camino Real, Suite 320, San Diego, California 92130. The address of each of Messrs. Crosby, Gray and Austrian is c/o Rust Capital, Ltd., 327 Congress Avenue, Suite 350, Austin, Texas 78701. The address of each of Messrs. Churchill, Rebar and Weisman and SCP Private Equity Partners, L.P. and CinemaStar Acquisition Partners, L.L.C. is c/o SCP Private Equity Partners, L.P., 435 Devon Park Drive, Building 300, Wayne, Pennsylvania 19087.

(2) Shares of common stock which a person has the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of such person, but are not deemed outstanding as to any other person. Percentages are calculated based on 3,864,986 shares of common stock issued and outstanding as of May 14, 1999.

(3)     Includes 10,714 Reel Shares.

(4) Includes 14,286 options, granted under the 1997 Option Plan, to acquire the Company's common stock, exercisable within sixty days from May 14, 1999.

(5) Includes 23,810 options, granted under the 1997 Option Plan, to acquire the Company's common stock, exercisable within sixty days from May 14, 1999.

(6) Includes 7,143 options, granted under the 1997 Option Plan, to acquire the Company's common stock, exercisable within sixty days from May 14, 1999.

(7) Includes warrants to purchase 103,184 shares of the Company's common stock and 14,572 shares of common stock held by Sharp Irrevocable Intervivos Trust, with respect to which Mr. Gray is a trustee and warrants to purchase 14,741 shares of common stock held by the wife of Mr. Gray.

(8) Includes 2,719,389 shares owned by CAP, the CAP Warrants to purchase 387,776 shares, Reel Warrants to purchase 147,408 shares (held by SCP as transferee thereof) Watley Warrants to purchase 120,646 shares (held by SCP as transferee thereof), each with respect to which Mr. Churchill has voting and investment control.

(9) Includes 4,762 options, granted under the 1997 Option Plan, to acquire the Company's common stock, exercisable within sixty days from May 14, 1999.

(10) Includes Reel Warrants to purchase 14,741 shares of common stock (held by Mr. Austrian as transferee). Includes 7,143 options, granted under the 1997 Option Plan, to acquire the Company's common stock, exercisable within sixty days from May 14, 1999.

(11) Includes 2,719,389 shares owned by CAP, the CAP Warrants to purchase 387,776 shares, Reel Warrants to purchase 147,408 shares(held by SCP as transferee thereof), Watley Warrants to purchase 120,646 shares (held by SCP as transferee thereof), each with respect to which Mr. Churchill has voting and investment control. Includes Reel Warrants to purchase 14,741 shares of common stock (held by Mr. Austrian as transferee). Includes warrants to purchase 103,184 shares of the Company's common stock and 14,572 shares of common stock held by Sharp Irrevocable Intervivos Trust, with respect to which Mr. Gray is a trustee and warrants to purchase 14,741 shares of common stock held by the wife of Mr. Gray.

(12)    Includes the CAP Warrants to purchase 387,776 shares.

(13) Includes 2,719,389 shares owned by CAP, the CAP Warrants to purchase 387,776 shares, Reel Warrants to purchase 147,408 shares (held by SCP as transferee thereof), Watley Warrants to purchase 120,646 shares (held by SCP as transferee thereof), each with respect to which SCP has voting and investment control.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, all significant obligations of the Company pursuant to its theater leases and certain loans. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals. The Company, pursuant to the Settlement Agreement described above, has agreed to use its reasonable best efforts to obtain the releases of Mr. Ellison, Mr. Willits and Mr. Grossberg from their obligations under any personal guarantees made for the benefit of the Company or its entities. To date, no such releases have been obtained. See

"Executive Compensation -- Employment and Consulting Agreements." As of March 31, 1999, such guaranteed obligations involved aggregate future payments by the Company of $118,000,000.

CinemaStar Luxury Theaters, S.A. de C. V. ("CinemaStar International"), incorporated in Mexico in July 1994, was a 75%-owned subsidiary until December 1998. The remaining 25% ownership interest in CinemaStar International was held by Atlantico y Asociados S.A. de C.V., a Mexican corporation until December, 1998 when the Company acquired the remaining 25% ownership. CinemaStar International leases and operates the Plaza Americana 10 facility in Tijuana. CinemaStar International leases equipment and obtains technical services and support from the Company, in each case for payment that the Company believes is fair value.

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

In April 1996, John Ellison, Jr. and Russell Seheult jointly obtained a personal line of credit with Union Bank of California. From April 1996 until June 1997, Mr. Seheult and Mr. Ellison borrowed funds under the line of credit and advanced certain of the funds to the Company. Pursuant to an arrangement between the Company and Union Bank, payments on the loan were made directly to Union Bank by the Company. In early June 1997, such line of credit was not renewed by Mr. Ellison and Mr. Seheult and, as a result, Union Bank withdrew from the Company's account approximately $99,000, the outstanding principal balance of the line of credit as of the date of termination. On June 19, 1997, Messrs. Ellison and Seheult entered into a Business Note with Union Bank in the aggregate principal amount of $99,043 the proceeds of which were remitted to the Company. Such note bore interest at a rate of 10.25% per annum and called for 60 equal payments of interest and principal of approximately $2,100 per month. Pursuant to the Settlement Agreement described above, the Company agreed to assume Mr. Ellison's obligations under such note. See "Executive Compensation -- Employment and Consulting Agreements." This loan has been paid in full with interest by the Company.

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

The Company made loans in the principal amount of $19,500 to Jon Meloan from July 1996 through February 1997. As of March 31, 1997, Mr. Meloan executed a promissory note, dated March 31, 1997, in the principal amount of $21,095, which represents the total principal amount of such loans with accrued interest at a rate of 8% per annum through the date of such note. Such note was due and payable in full on August 15, 1998. As of March 26, 1998, the outstanding balance of principal and interest on such note was $21,095, from which the Company agreed to release Mr. Meloan pursuant to the Settlement Agreement described above. In addition, the Company also agreed, pursuant to the Settlement Agreement, to assume the obligations of Mr. Meloan with respect to a loan in the aggregate principal amount of $22,600 made by a bank to Mr. Meloan. See "Executive Compensation -- Employment and Consulting Agreements." This loan has been paid in full with interest by the Company.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

See "Index to Exhibits" for a listing of those exhibits included in this filing.

Exhibit
Number                     Description
------                     -----------
3.1     Amended and Restated Articles of Incorporation of the Company, as
        amended (9)

3.2     Amended and Restated Bylaws of the Company (8)

3.3     Agreement and Plan of Merger of CinemaStar Luxury Theaters, Inc. (a
        Delaware corporation) and CinemaStar Luxury Theaters, Inc. (a California corporation) (13)

3.4     Certificate of Incorporation of the Company (13)

3.5     Bylaws of the Company (13)

3.6     Specimen Stock Certificate of the Company (15)

4.1     Form of Redeemable Warrant Agreement (with form of certificate attached)
        (1)

4.2 Form of Underwriter's Warrant Agreement (with form of certificate attached) (1)

4.3     Form of Bridge Warrant (1)

4.4     Form of Acknowledgment and Agreement of Warrant Holder (1)

4.5     Form of Class B Warrant Agreement (with form of certificate attached)
        (3)

4.6     Offshore Warrant Agreement between the Company and Swan Alley (Nominees)
        Limited, nominee of Wales Securities Limited (3)

4.7     Offshore Warrant Agreement between the Company and Swan Alley (Nominees)
        Limited, nominee of Villandry Investments Ltd. (3)

4.8     First Bridge Warrant from Company to Reel Partners, L.L.C., dated
        September 23, 1997.(9)

4.9     400,000 Warrant Issued to The Boston Group, L.P., dated February 12,
        1996 (4)

10.11   Form of Indemnification Agreement with officers and directors (1)

10.12   Placement Agent Agreement between the Company and A.S. Goldmen & Co.,
        Inc. as amended (1)

10.13 Equipment Purchase and Ride Film Rental Agreement, dated August 8, 1994, between the Company and Cinema Ride, Inc., as amended (1)

10.14 Form of Promissory Note of the Company issued in connection with a private placement of Promissory Notes and Bridge Warrants in August 1994
        and September 1994 (1)

10.15   Lease Agreement, dated April 30, 1991, between Nickelodeon Cinemas, Inc.
        and Homart Development Co. (1)

10.16   Real Property Lease Agreement between the Company and Gary E. Elam,
        Receiver (1)

10.17   Equipment Purchase Agreement between the Company and Gary E. Elam, Receiver (1)

10.18 Modification and Supplement of Lease and Equipment Purchase Agreement, dated March 1, 1994, between the Company and River Village, William
        Buster and Harold Alles, as successor in interest to Gary E. Elam, Receiver (1)

10.19   Purchase Agreement with United Artists (2)

10.20   Agreements with Pacific Concessions (1)

10.21   Lease Agreement, dated August 1, 1995 between the Company and Mission
        Grove Plaza, L.P. (1)

10.22   Fourth Amendment to Lease Agreement between the Company and Mission
        Grove Plaza, L.P. (15)

10.23   Lease Agreement, dated July 14, 1995 between the Company and University
        Village, LLC (1)

10.24   Ground Lease, dated August 5, 1995 between the Company and Craig W.
        Clark (1)

10.25   Lease Agreement, dated February 15, 1996 with the Coudures Family
        Limited Partnership (4)

10.26   Adjustable Rate Note, dated January 23, 1996 (1)

10.27   Lease Agreement, dated June 14, 1996, between the Company and
        Inmobiliaria Lunar, S.C. (4)

10.28   Pacific Oceanside Holdings, L.P. Lease Agreement (6)

10.29   MDA-San Bernardino Associates, L.L.C. Lease Agreement (6)

10.30   First Amendment to MDA-San Bernardino Associates, L.L.C. Lease
        Agreement(14)

10.31   Form of Agreement Regarding Letters of Credit by and among MDA-San
        Bernardino Associates, GMAC Commercial Mortgage Company and the Company
        (14)

10.32 Amendment to Concession Lease Agreement, dated April 23, 1997, between the Company and Pacific Concessions, Inc. (Portions have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934). (8)

10.33   First Amendment to Lease, dated May 5, 1997, between Pacific Oceanside
        Holdings, L.P. and the Company (8)

10.34   Amendment to Loan Agreement, dated as of April 23, 1997, between the
        Company and Pacific Concessions, Inc. (8)

10.35   Letter of Intent, dated June 24, 1997, by and between Rust Capital Ltd.
        and CinemaStar Luxury Theaters, Inc. (7)

10.36   Stock Purchase Agreement by and among the Company, Reel Partners, L.L.C.
        and CinemaStar Acquisition Partners, L.L.C., dated September 23, 1997.
        (9)

10.37   CinemaStar Luxury Theaters, Inc. Stock Option Plan, dated December 16,
        1997 (10)

10.38   Form of Stock Option Agreement, as of December 16, 1997 (10)

10.39   Employment Agreement by and between the Company and Frank Moreno, dated
        April 29, 1998 (10)

10.40 Employment Agreement by and between the Company and Norman Dowling, dated June 18, 1998 (10)

10.41 First Amendment (dated February 19, 1999) to Employment Agreement by and between the Company and Norman Dowling, dated June 18, 1998 (15)

10.42 Lease Agreement by and between the Company and Landgrant Corporation dated as of April 15, 1998 (Ocean View Plaza) (10)

10.43   $15 Million Revolving Credit Agreement between the Company and Union
        Bank of California, N.A. (12)

10.44   First Amendment to $15 Million Revolving Credit Agreement between the
        Company and Union Bank of California, N.A. (15)

10.45   Second Amendment to $15 Million Revolving Credit Agreement between the
        Company and Union Bank of California, N.A. (15)

10.46   Stock Purchase and Sale Agreement between the Company and Atlantico &
        Ass. S.A. de C.V. dated November 23, 1998. (14)

21      Subsidiaries of the Company (15)

27      Financial Data Schedule (15)


----------

(1) Incorporated by reference to the exhibits filed with Registration Statement No. 33-86716.

(2) Incorporated by reference to Form 10-KSB for the year ended March 31, 1995.

(3)     Incorporated by reference to Form 8-K for June 6, 1996.

(4) Incorporated by reference to Form 10-KSB for the year ended March 31, 1996.

(5) Incorporated by reference to Form 10-Q for the period ended June 30, 1996.

(6) Incorporated by reference to Form 10-Q for the period ended December 31, 1996.

(7)     Incorporated by reference to Form 8-K filed July 1, 1997

(8) Incorporated by reference to Form 10-KSB for the year ended March 31, 1997.

(9)     Incorporated by reference to the Proxy Statement filed November 17,
        1997.

(10) Incorporated by reference to Form 10-KSB for the year ended March 31, 1998.

(11) Incorporated by reference to Form 10-QSB for the period ended June 30, 1998.

(12) Incorporated by reference to Form 10-QSB for the period ended September 30, 1998.

(13)    Incorporated by reference to the Proxy Statement filed October 23, 1998.

(14) Incorporated by reference to Form 10-QSB for the period ended December 31, 1998

(15)    Filed concurrently herewith


     (b) Reports on Form 8-K

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CINEMASTAR LUXURY THEATERS, INC.


                                 /s/Jack R. Crosby
                                 Jack R. Crosby, Chairman     Dated June 3, 1999
                                 and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                          CAPACITY                                  DATE
---------                          --------                                  ----
                             Chairman of the Board of Directors
 /s/Jack R. Crosby           and Chief Executive Officer                 June 3, 1999
-------------------------    (principal executive officer)
Jack R. Crosby

                             Vice President, Chief Financial
 /s/Norman Dowling           Officer and Secretary                       June 3, 1999
-------------------------    (principal financial officer and
Norman Dowling               principal accounting officer)


                             President, Chief Operating Officer
 /s/Frank J. Moreno          and Director                                June 3, 1999
-------------------------
Frank J. Moreno


 /s/Winston J. Churchill     Director                                    June 9, 1999
-------------------------
Winston J. Churchill


 /s/Wayne B. Weisman         Director                                    June 9, 1999
-------------------------
Wayne B. Weisman


 /s/Thomas G. Rebar          Director                                    June 9, 1999
-------------------------
Thomas G. Rebar


 /s/Jack S. Gray, Jr.        Vice Chairman of the Board
-------------------------    of Directors                                June 3, 1999
Jack S. Gray, Jr.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                             Page
                                                                             ----
Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of March 31, 1999 and 1998                    F-3

Consolidated Statements of Operations for the years ended
  March 31, 1999 and 1998                                                    F-4

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 1999 and 1998                                                    F-5

Consolidated Statements of Cash Flows for the years ended
  March 31, 1999 and 1998                                                    F-6

Notes to Consolidated Financial Statements                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To CinemaStar Luxury Theaters, Inc.:

We have audited the accompanying consolidated balance sheets of CinemaStar Luxury Theaters, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CinemaStar Luxury Theaters, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  Arthur Andersen LLP

San Diego, California
May 18, 1999

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                    ------------         ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $  2,220,396         $  3,481,978
Prepaid expenses                                                         210,412              153,504
Other current assets (Note 9)                                            327,308              324,897
                                                                    ------------         ------------

TOTAL CURRENT ASSETS                                                   2,758,116            3,960,379

Property and equipment, net (Note 3)                                  11,510,495           12,897,891
Deposits and other assets (Note 10)                                      870,608              288,026
                                                                    ------------         ------------

TOTAL ASSETS                                                        $ 15,139,219         $ 17,146,296
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
  obligations (Note 4)                                              $    207,082         $    483,258
Accounts payable                                                         970,979            1,672,682
Accrued liabilities (Note 11)                                            842,913            1,129,846
Deferred revenue                                                         455,284              221,772
                                                                    ------------         ------------

TOTAL CURRENT LIABILITIES                                              2,476,258            3,507,558

Long-term debt and capital lease obligations,
  net of current portion (Note 4)                                      1,759,304            1,869,442
Deferred rent liability (Note 6)                                       3,898,491            3,177,758
                                                                    ------------         ------------

TOTAL LIABILITIES                                                      8,134,053            8,554,758
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value in 1999, no par value in 1998;
  authorized shares 60,000,000; issued and outstanding
  shares 3,864,986 in 1999 and 3,671,949 in 1998 (Note 8)                 38,650           22,628,670
Additional paid-in capital                                            26,216,172            3,626,152
Accumulated deficit                                                  (19,249,656)         (17,663,284)
                                                                    ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                             7,005,166            8,591,538
                                                                    ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 15,139,219         $ 17,146,296
                                                                    ============         ============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended March 31,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               ------------         ------------
REVENUES:

Admissions                                                     $ 19,074,303         $ 17,982,479
Concessions                                                       7,991,692            7,556,529
Other operating revenues                                            670,342              511,135
                                                               ------------         ------------

TOTAL REVENUES                                                   27,736,337           26,050,143
                                                               ------------         ------------

COSTS AND EXPENSES:

Film rental and booking costs                                     9,989,353            9,943,669
Cost of concession supplies                                       1,669,388            2,807,020
Theater operating expenses                                       11,844,008           10,882,570
Selling, general and administrative expenses                      3,295,739            4,140,810
Termination fee - concession lease agreement (Note 6)                    --            1,859,352
Settlement costs - management contracts (Notes 6 and 7)                  --            1,056,224
Depreciation and amortization                                     2,331,503            2,255,251
                                                               ------------         ------------

TOTAL COSTS AND EXPENSES                                         29,129,991           32,944,896
                                                               ------------         ------------

OPERATING LOSS                                                   (1,393,654)          (6,894,753)

OTHER INCOME (EXPENSE):

Non-cash interest expense                                                --             (328,750)
Interest expense                                                   (331,348)            (777,655)
Interest income                                                     140,230               70,747
                                                               ------------         ------------

TOTAL OTHER EXPENSE                                                (191,118)          (1,035,658)
                                                               ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (1,584,772)          (7,930,411)

PROVISION FOR INCOME TAXES (NOTE 5)                                  (1,600)              (1,600)
                                                               ------------         ------------

NET LOSS                                                       $ (1,586,372)        $ (7,932,011)
                                                               ============         ============


BASIC AND DILUTED NET LOSS PER SHARE                           $      (0.42)        $      (4.24)
                                                               ============         ============

WEIGHTED AVERAGE SHARES                                           3,770,848            1,870,085
                                                               ============         ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CINEMASTAR LUXURY THEATERS, INC.
                                       AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         FOR THE YEARS ENDED MARCH 31, 1998 AND 1999

                                        Common Stock                  Additional
                               -------------------------------          Paid-in         Accumulated
                                   Shares            Amount             Capital           Deficit             Total
Balance, March 31, 1997
   as previously reported         7,362,406       $  9,085,317       $  2,559,027       $ (9,731,273)      $  1,913,071

One-for-Seven Reverse
   Common Stock Split            (6,310,634)                --                 --                 --                 --
   (Note 8)
                               ------------       ------------       ------------       ------------       ------------

Balance, March 31, 1997           1,051,772          9,085,317          2,559,027         (9,731,273)         1,913,071

Issuance of common stock
  upon conversion of
  convertible debentures             83,111            339,300                 --                 --            339,300

Additional paid-in
  capital related to
  warrant embedded                       --                 --            328,750                 --            328,750
  interest

Additional paid-in
  capital related to                     --                 --            738,375                 --            738,375
  issuance of warrants

Issuance of common stock             10,714             50,000                 --                 --             50,000
  for services rendered

Issuance of common stock,
  net of  related                 2,526,352         13,154,053                 --                 --         13,154,053
  transaction costs
                                         --                 --                 --         (7,932,011)        (7,932,011)
Net loss
                               ------------       ------------       ------------       ------------       ------------

Balance, March 31, 1998           3,671,949         22,628,670          3,626,152        (17,663,284)         8,591,538

Issuance of common stock
  pursuant to terms of
  equity financing                  193,037                 --                 --                 --                 --
  agreement (Note 8)

Reincorporation (Note 8)                 --        (22,590,020)        22,590,020                 --                 --

Net loss                                 --                 --                 --         (1,586,372)        (1,586,372)
                               ------------       ------------       ------------       ------------       ------------

Balance, March 31, 1999           3,864,986       $     38,650       $ 26,216,172       $(19,249,656)      $  7,005,166
                               ============       ============       ============       ============       ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended March 31,
                                                          -------------------------------
                                                              1999               1998
                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (1,586,372)      $ (7,932,011)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                2,331,503          2,255,251
Non-cash interest expense                                           --            328,750
Deferred rent expense                                          720,732            891,413
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                      (20,256)           (31,774)
Deposits and other assets                                       74,963            (57,309)
Accounts payable                                              (701,703)        (1,057,129)
Accrued and other liabilities                                  (53,420)           946,598
                                                          ------------       ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            765,447         (4,656,211)
                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (925,666)        (4,112,950)
Purchase of minority interest in Mexican subsidiary           (338,643)                --
                                                          ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                       (1,264,309)        (4,112,950)
                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                            --          5,724,655
Principal payments on long-term debt and capital
  lease obligations                                           (386,314)        (8,082,118)
Advances from stockholder, net                                      --            114,528
Proceeds from issuance of common stock, net                         --         13,154,053
Proceeds from issuance of common stock warrants, net                --            738,375
Payment of debt issuance costs                                (376,406)                --
                                                          ------------       ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (762,720)        11,649,493
                                                          ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,261,582)         2,880,332
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 3,481,978            601,646
                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $  2,220,396       $  3,481,978
                                                          ============       ============



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

Interest                                                  $    306,700       $    775,655
                                                          ============       ============

Income taxes                                              $      1,600       $      1,600
                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock issued upon conversion of debentures         $         --       $    339,300
                                                          ============       ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND COMPANY OPERATIONS

NATURE OF BUSINESS

CinemaStar Luxury Theaters, Inc. ("Theaters, Inc.") and CinemaStar Luxury Cinemas, Inc. ("Cinemas, Inc."), a wholly-owned subsidiary of Theaters, Inc., were incorporated in California in 1989 and 1992, respectively, for the purpose of establishing multi-screen, first-run theater locations in the Western United States, with an initial focus on Southern California. These Companies currently operate seven theaters having a total of 69 screens in San Diego County and Riverside County, California. Theaters, Inc. was reincorporated in Delaware in December 1998.

CinemaStar Luxury Theaters, S.A. de C.V. ("CinemaStar International") was incorporated in Mexico in July 1994 for the purpose of establishing multi-screen, first-run theater locations in Mexico. As of March 31, 1999, CinemaStar International had one theater having 10 screens in operation in Tijuana, B.C., Mexico. CinemaStar International was a 60%-owned subsidiary of Theaters, Inc. through June 1995 at which time Theaters, Inc. acquired an additional 15% interest. The remaining 25% equity interest was acquired by Theaters, Inc. in December 1998.

COMPANY OPERATIONS AND RISK FACTORS

The Company has had significant net losses in each fiscal year of its operations, including net losses of $7,932,011 and $1,586,372 in the fiscal years ended March 31, 1998 and 1999, respectively. While the Company believes it could attain profitability with its current operations, such profitability is contingent on many factors such as the availability of marketable motion pictures and the continued success of management's on-going cost reduction efforts. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens. There can be no assurance as to whether or when the Company will achieve profitability.

The Company has entered into agreements pertaining to the development of a 20-screen theater complex and four-screen theater expansion in San Bernardino, California and Riverside, California, respectively. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be made that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

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

The Company operates a leased 10-screen theater in Tijuana, Mexico through its wholly-owned subsidiary, CinemaStar International. The operation of this theater in Mexico subjects the Company to the attendant risks of doing business internationally, including fluctuations in foreign currency, changes in foreign laws and regulations, political turmoil and uncertain and volatile economic conditions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Theaters, Inc. and its wholly-owned subsidiaries Cinemas, Inc., and CinemaStar International, hereafter collectively referred to as the "Company." All material intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. At March 31, 1999, cash equivalents consisted of money market funds at a bank and, at March 31, 1998, of a certificate of deposit at a bank.

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

In December 1998 the Company acquired the remaining 25% interest in CinemaStar International. The entire purchase price of approximately $339,000 has been recorded as goodwill and is being amortized over a seven-year period.

DEFERRED RENT LIABILITY

Substantially all of the Company's leases include a rental escalation provision over the term of the lease. Deferred rent liability represents the difference between base rentals paid under the Company's operating lease agreements and the expense recorded in the consolidated statement of operations on a straight-line basis over the life of the leases. In the early years of such leases, rent expense recorded in the consolidated statement of operations exceeds cash payments.

PRE-OPENING COSTS

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

NET LOSS PER SHARE

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the years. Potentially dilutive securities consist of outstanding stock options and warrants, and are not included in the computation as their inclusion would be anti-dilutive. All per share information and references to the number of shares outstanding included herein have been adjusted to reflect the one-for-seven reverse stock split of the Company's common stock, effected on December 2, 1998.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the Financial Accounting Standards Board ("FASB") established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 on April 1, 1998 and the adoption had no effect on the Company's financial statements.

STOCK-BASED COMPENSATION

The Company elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly the Company will continue to account for its stock based compensation plans under the provisions of APB No. 25.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, consisting of accounts payable and debt, approximates their fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting periods. Actual amounts could differ from those estimates.

GEOGRAPHIC SEGMENT DISCLOSURE

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has adopted SFAS No. 131 during its fiscal year ended March 31, 1999.

The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. Fiscal 1999 total revenues were $22,906,264 in California and $4,830,073 in Mexico. Total assets for the California region as at March 31, 1999 was $14,665,956 and $473,263 for the Mexico region. Operations in Mexico were not material in the prior fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the Financial Accounting Standards Board ("FASB") establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently expects to adopt the provisions of SFAS No. 133 on April 1, 2001.

 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               March 31,
                                                    -------------------------------
                                                        1999               1998
                                                    ------------       ------------
Land                                                $    960,000       $    960,000
Furniture, fixtures and equipment                     10,636,766          9,834,646
Building                                               2,169,798          2,169,798
Leasehold improvements                                 3,213,314          3,106,099
Equipment held under capital lease obligations         1,951,327          1,951,327
                                                    ------------       ------------

                                                      18,931,205         18,021,870
Accumulated depreciation and amortization             (7,420,710)        (5,123,979)
                                                    ------------       ------------
                                                    $ 11,510,495       $ 12,897,891
                                                    ============       ============


Included in accumulated depreciation and amortization is approximately $1,506,000 and $1,236,000 of amortization related to equipment held under capital lease obligations at March 31, 1999 and 1998, respectively.

4. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND LINE OF CREDIT

Obligations under long-term debt and capital lease arrangements are as follows:



                                                                                                March 31,
                                                                                      -----------------------------
                                                                                         1999              1998
                                                                                      -----------       -----------
Mortgage note payable to bank; interest at LIBOR plus 5.4% (10.375% at March 31,
  1999). Monthly payments of principal and interest are $14,494 at March 31,
  1999. The note matures in February 2026 and is collateralized by a deed of trust and is guaranteed by certain former officers/directors/stockholders
  of the Company                                                                      $ 1,572,425       $ 1,581,389

Capitalized lease obligation discounted at 18.9%, payable in monthly installments of $25,101, including interest. Lease
  paid off in February 1999                                                                    --           215,895

Capitalized lease obligation resulting from refinancing of
  other obligations; discounted at 22.3%, payable in monthly installments of $11,293, including interest. Lease matures
  March 2000                                                                              111,433           202,462

Capitalized lease obligation discounted at 5.25%, payable in monthly installments of $2,060, including interest. Lease
  matures March 2009                                                                      190,815           205,112

Other                                                                                      91,713           147,842
                                                                                      -----------       -----------

Total long-term debt and capital lease obligations                                      1,966,386         2,352,700
Current portion                                                                          (207,082)         (483,258)
                                                                                      -----------       -----------
Total long-term debt and capital lease obligations,
  net of current portion                                                              $ 1,759,304       $ 1,869,442
                                                                                      ===========       ===========


Aggregate principal maturities of long-term debt and capital lease obligations are as follows:


Year Ending                                      Long-term          Capital
March 31,                                           Debt             Leases            Total
---------                                        ----------         -------            -----
2000                                             $   78,746         $140,266        $  219,012
2001                                                 28,451           27,339            55,790
2002                                                 11,551           24,720            36,271
2003                                                 12,888           24,720            37,608
2004                                                 14,388           24,720            39,108
Thereafter                                        1,513,966          119,480         1,633,446
                                                 ----------         --------        ----------

Total minimum payments                            1,659,990          361,245         2,021,235
Amount representing interest on leases                   --          (54,849)         (54,849)
                                                 ----------         --------        ----------

Total long-term debt and present value
   of minimum lease payments                     $1,659,990         $306,396        $1,966,386
                                                 ==========         ========        ==========

The Company signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. The Revolving Credit Facility was amended effective March 31, 1999. This facility will be used primarily to finance the Company's future theater development in accordance with the terms and conditions of the Revolving Credit Facility. Through March 31, 1999, the Company has not borrowed against this facility but has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Facility and the standby letters of credit, totaling approximately $340,000 and $40,000 respectively, have been capitalized and are being amortized over their respective terms, seven years and one year respectively.

The Revolving Credit Facility is subject to various positive and negative covenants, such as consolidated debt ratio, consolidated fixed charge ratio, maximum fixed asset expenditures, consolidated interest coverage ratio and minimum EBITDA, with which the Company was in compliance at March 31, 1999. The Revolving Credit Facility is collateralized by the Company's tangible and intangible assets and all the stock of the Company's wholly-owned subsidiaries, Cinemas, Inc. and CinemaStar International. The Company may elect to borrow under the Revolving Credit Facility at either (i) the higher of the lender's reference rate or the federal funds rate plus 0.50% or (ii) the LIBO rate, in each case plus the applicable margin. The Company is required, under the terms of the Revolving Credit Facility, to enter into one or more hedge agreements for purposes of interest rate protection within 90 days of the date upon which the principal amount of the Revolving Credit Facility first exceeds $5,000,000.

5.  INCOME TAXES

For the years ended March 31, 1999 and 1998, the Company incurred only the minimum state income taxes due to the losses resulting from operations. A summary of the significant items comprising the Company's deferred income tax assets and liabilities as of March 31 is as follows:

                                                March 31,
                                      -----------------------------
                                          1999              1998
                                      -----------       -----------
Deferred tax assets:
Depreciation and amortization         $   904,000       $   612,000
Net operating loss carryforwards        3,773,000         3,311,000
Deferred rent expense                   1,247,000         1,016,000
Accrued expenses and other                 35,000            28,000
                                      -----------       -----------

Total deferred income tax assets        5,959,000         4,967,000
Valuation allowance                    (5,959,000)       (4,967,000)
                                      -----------       -----------

Net deferred income taxes             $        --       $        --
                                      ===========       ===========

A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                Years Ended March 31,
                                                ----------------------
                                                  1999           1998
                                                -------        -------
Federal statutory rate                           (34.00)%       (34.00)%
State income taxes, net of federal benefit         0.03           0.02
Non-deductible expenses                           12.47           5.51
Net operating loss carryforward with
  no tax benefit realized                         21.53          28.49
                                                -------        -------

Effective income tax rate                          0.03%          0.02%
                                                =======        =======

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

At March 31, 1999, the Company has net operating loss carryforwards ("NOLs") of approximately $13,250,000 and $6,500,000 for federal and state purposes, respectively. The NOLs are available to offset future taxable income. The federal NOLs expire in 2006 through 2019, while the state NOLs expire in 1999 through 2004.

The utilization of these NOLs is limited due to restrictions imposed under the federal and state laws resulting from a change in ownership.

6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court, alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform and seeks damages of $1.25 million. The Company intends to vigorously defend this action. Management believes the Company's termination of the lease in question was in accordance with its terms, however, there is no assurance that the Company ultimately will prevail in this action. The Company also understands that the landlord has already leased the property to another tenant which the Company believes would mitigate all or a portion of the claimed damages. Therefore, based on the aforementioned assumptions, management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters, which the Company believes would have a material adverse effect on the Company.

SIGNIFICANT CONTRACTS AND AGREEMENTS

The Company incurred in fiscal 1998 a one-time charge in the amount of $1,859,352 resulting from the termination of concession lease agreements with Pacific Concessions, Inc. ("PCI"). In accordance with the provisions of these concession lease agreements (which had terms ranging from two to ten years), the Company issued notice of termination to PCI on December 15, 1997, paid the full amount of the termination fee and took direct control of its concession operations upon expiration of the applicable notice periods (either five or six months, depending upon the theater).

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

During the years ended March 31, 1999 and 1998, the Company incurred rent expense under operating leases of approximately $4,107,000 and $3,735,000 respectively. The Company did not incur any significant percentage rental expense above the base rental charges during either of the years ended March 31, 1999 and 1998.

At March 31, 1999, the aggregate future minimum lease payments due under these non-cancelable operating leases are as follows:

Year Ending                                       Theater          Equipment
March 31,                                         Leases             Leases            Total
---------                                        ----------        ---------        ----------
2000                                            $ 3,614,075          $26,988       $ 3,641,063
2001                                              3,787,138           10,970         3,798,108
2002                                              3,923,574               --         3,923,574
2003                                              4,066,647               --         4,066,647
2004                                              4,074,518               --         4,074,518
Thereafter                                       67,563,917               --        67,563,917
                                                -----------          -------       -----------
Total minimum lease payments                    $87,029,869          $37,958       $87,067,827
                                                ===========          =======       ===========

The commitments in the table above represent the minimum cash payments required under the leases. For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. As such, because of lower lease payments in the early years of the lease terms, financial statement expense is greater than cash payments. For the years ended March 31, 1999 and 1998, rent expense charged to operations exceeded cash payment requirements by approximately $721,000 and $890,000 and resulted in an increase to the deferred rent liability by the same amount.

As of March 31, 1999, the Company has signed a lease agreement for a 20-screen Ultraplex theater in San Bernardino, California and for the expansion by 4 screens of an existing theater in Riverside, California. The lease for the San Bernardino Ultraplex will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease. The lease for the Riverside expansion will require expected minimum rental payments aggregating approximately $9,300,000 over the 22-year life of the lease. Accordingly, existing minimum lease commitments as of March 31, 1999 plus those expected minimum commitments for the proposed theater location and expansion would increase the minimum lease commitments to approximately $137,000,000. Under the terms of the lease for the San Bernardino Ultraplex, the Company is committed to capital expenditures of approximately $3,500,000 after a tenant allowance of $9,200,000 and under the terms of the lease amendment for the Riverside expansion, the Company is committed to capital expenditures of approximately $1,250,000 after a tenant allowance of $1,700,000.

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

7.  RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the 1999 and 1998 fiscal years:

John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, substantially all significant obligations of the Company pursuant to its theater leases and certain loans. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals. The Company, pursuant to the settlement agreement described below, has agreed to use its reasonable best efforts to obtain the releases of Mr. Ellison, Mr. Willits and Mr. Grossberg from their obligations under any personal guarantees made for the benefit of the Company or its entities. To date, no such releases have been obtained. As of March 31, 1999, such guaranteed obligations involved aggregate future payments by the Company of approximately $118,000,000.

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

In April 1996, John Ellison, Jr. and Russell Seheult jointly obtained a personal line of credit with Union Bank of California. From April 1996 until June 1997, Mr. Seheult and Mr. Ellison borrowed funds under the line of credit and advanced certain of the funds to the Company. Pursuant to an arrangement between the Company and Union Bank, payments on the loan were made directly to Union Bank by the Company. In early June 1997, such line of credit was not renewed by Mr. Ellison and Mr. Seheult and, as a result, Union Bank withdrew approximately $99,000 from the Company's bank account, the outstanding principal balance of the line of credit as of the date of termination. On June 19, 1997, Messrs. Ellison and Seheult entered into a Business Note with Union Bank in the aggregate principal amount of $99,043, the proceeds of which were remitted to the Company. Such note bears interest at a rate of 10.25% per annum and calls for 60 equal payments of interest and principal of approximately $2,100 per month. Pursuant to the settlement agreement described above, the Company agreed to assume Mr. Ellison's obligations under such note. The outstanding balance of principal and interest on such note was paid in full by the Company in April 1998.

Pursuant to the terms of a loan agreement dated April 1 1996, between the Company and John Ellison, Jr., the Company agreed to loan the sum of $1,000 per week to Mr. Ellison commencing on Friday, April 5, 1996. As of January 2, 1998, the outstanding balance of principal on such loan was $92,000, plus interest. Pursuant to the settlement agreement described above, the Company agreed to release Mr. Ellison's obligations with respect to these loans.

The Company made loans in the principal amount of $19,500 to Jon Meloan from July 1996 through February 1997. As of March 31, 1997, Mr. Meloan executed a promissory note, dated March 31, 1997, in the principal amount of $21,095, which represents the total principal amount of such loans with accrued interest at a rate of 8% per annum through the date of such note. Such note was due and payable in full on August 15, 1998. As of March 26, 1998, the outstanding balance of principal and interest on such note was $21,095, from which the Company agreed to release Mr. Meloan pursuant to the settlement agreement described above. In addition, the Company agreed, pursuant to the settlement agreement, to assume the obligations of Mr. Meloan with respect to a loan in the aggregate principal amount of $22,600 made by a bank to Mr. Meloan. This loan was paid in full with interest by the Company in April 1998.

8.  STOCKHOLDERS' EQUITY

COMMON STOCK AND COMMON STOCK WARRANTS

The Company completed a one-for-seven reverse stock split of its Common Stock, effective December 2, 1998 (See Note 1). The reverse stock split affects the Company's Common Stock and all options and warrants that are convertible into the Company's Common Stock. The number of shares of the Company's Common Stock outstanding as of March 31, 1999 is 3,864,986. All references to shares included in the financial statements have been restated to reflect the one-for-seven reverse stock split. The Company reincorporated in Delaware effective December 1, 1998. As a result, the Company assigned a par value of $0.01 per share to its common stock. Previously the Company's common stock had no par value.

The reverse stock split also amends the terms of the Company's Redeemable Warrants and Class B Redeemable Warrants. The number of outstanding and issuable Redeemable Warrants for Common Stock, with a maturity date of February 6, 2000 remains at 4,648,562. The total number of shares of Common Stock for which such warrants will be exercisable is approximately 1,568,704. The number of shares of Common Stock exercisable per each warrant is 0.33746 shares per warrant. The price per share upon exercise of the warrants is $17.78.

The number of outstanding and issuable Class B Redeemable Warrants for Common Stock, with a maturity date of September 15, 2001 is 226,438. The total number of shares of Common Stock for which such warrants will be exercisable is approximately 76,183. The number of shares of Common Stock exercisable per each Class B warrant is 0.33644 shares per warrant. The price per share upon exercise of the warrants is $19.32

On September 23, 1997, the Company entered into an agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, L.L.C. ("CAP") and Reel Partners L.L.P. ("Reel") whereby Reel provided $3,000,000 of interim debt financing and CAP acquired a majority equity interest (the "Equity Financing") in the Company through a $15 million purchase of newly issued shares of the Company's Common Stock. Following stockholder approval, the Equity Financing transaction was completed on December 15, 1997.

Pursuant to the CAP Agreement, CAP purchased 2,526,352 shares of Common Stock for a purchase price of $5.94 per share. CAP also received, at closing, warrants to purchase 232,947 shares of Common Stock at an exercise price of $5.94 per share. Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue Adjustment Shares to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (still in development). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 193,037 Adjustment Shares to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

The Watley Group, LLC ("Watley") was engaged by the Company to facilitate the transactions contemplated in the CAP Agreement. In connection with this engagement, the Company paid to Watley on December 15, 1997 a cash fee in the amount of $962,250. Concurrently, Watley acquired from the Company for $212,250 warrants to purchase 252,635 shares of the Company's common stock at an exercise price of $5.94 per share (the "Watley Warrants"). Prior to execution of the CAP Agreement, the Company issued 10,714 shares of common stock (the "Reel Shares") to affiliates of Reel for the purpose of reimbursing that entity for legal and other costs incurred in connection with the transaction and as inducement for the continuation of negotiations with respect to the Bridge Loan.

The Bridge Loan provided the Company with the funds necessary to meet certain of its current obligations and to repay certain indebtedness. In connection with the Bridge Loan, the Company issued to Reel detachable warrants to purchase 642,857 shares of common stock at an exercise price of $5.94. Pursuant to the terms of the CAP Agreement, 214,286 of such warrants were canceled upon the successful consummation of the Equity Financing. Therefore, warrants to purchase an aggregate of 428,571 shares of common stock at an exercise price of $5.94 (the "Bridge Warrants") were issued to Reel in connection with the Bridge Loan. The Bridge Loan was paid in full with interest on December 15, 1997 from proceeds of the Equity Financing. Non-cash interest expense of $328,750 was recorded in fiscal 1998 with respect to the issuance of the Bridge Warrants and the PCI Warrants discussed below.

Concurrent with the execution of the CAP Agreement, the Company issued to CAP a warrant to purchase 142,857 shares of common stock at an exercise price of $5.94 (the "Signing Warrants").

On April 23, 1997, PCI provided the Company with a $2,000,000 loan (the "Initial PCI Loan") in exchange for the Company amending the concession lease agreements with PCI. In connection with the Initial PCI Loan, the Company issued warrants to PCI to purchase 14,286 shares of common stock at an exercise price per share equal to $5.94. As a result of the amendments to the concession lease agreements, PCI assumed direct responsibility for the concession operations at each of the Company's domestic theaters, and PCI paid to the Company a commission on concession sales generated. On December 15, 1997, the Initial PCI Loan was paid in full with interest and the concession lease agreements were terminated in accordance with the provisions thereof.

On August 29, 1997, PCI loaned to the Company an additional $500,000 (the "Second PCI Loan"). In connection with the Second PCI Loan, the Company issued warrants to PCI to purchase 57,143 shares of common stock at an exercise price per share equal to $5.94.The Second PCI Loan was paid in full with interest on September 24, 1997.

As of March 31, 1999, the Company had reserved for issuance upon exercise of outstanding or issuable warrants an aggregate of 2,837,976 shares of common stock. Issuance of equity securities for consideration below the applicable exercise price triggers certain anti-dilution provisions in the Company's Redeemable Warrants, the Company's Class B Redeemable Warrants and the Reel Warrants, the CAP Warrants and the Watley Warrants.

In fiscal year 1998, the following events triggered the anti-dilution provisions of the Redeemable Warrants and the Class B Redeemable Warrants (1) the issuance of 157,143 stock options each having an exercise price of $6.13, (2) the issuance of 2,526,352 shares of common stock in the Equity Financing for a price per share equal to $5.94, (3) the issuance of the PCI Warrants to purchase 71,429 shares of Common Stock having an exercise price of $5.94, (4) the issuance of the 10,714 Reel Shares at a price per share of $4.66, and (5) the issuance of the Watley Warrants, the CAP Warrants and the Reel Warrants, to purchase shares of Common Stock totaling 1,057,010 and each having an exercise price of $5.94 per share.

After giving effect to these events, other events occurring prior to the 1998 fiscal year, the issuance of an additional 47,143 stock options at an exercise price of $6.13 per share in April 1998 and the issuance of 193,037 Adjustment Shares for no additional consideration, the shares of common stock issuable upon exercise of each Redeemable Warrant as of March 31, 1999 was 0.33746 and the shares of common stock issuable upon the exercise of each Class B Redeemable Warrant as of March 31, 1999 was 0.33644. Consequently, as of March 31, 1999, an aggregate of 1,568,704 shares of common stock are issuable upon exercise of the outstanding Redeemable Warrants at an exercise price of $17.78 per share and an aggregate of 76,183 shares of common stock are issuable upon exercise of the outstanding Class B Redeemable Warrants at an exercise price of $19.32 per share.

In fiscal year 1998, the following event triggered the anti-dilution provisions of the Reel Warrants, the CAP Warrants and the Watley Warrants: the issuance of 157,143 stock options each having an exercise price of $6.13. After giving effect to this event, the issuance of an additional 47,143 stock options at an exercise price of $6.13 per share in April 1998 and the issuance of 193,037 Adjustment Shares for no additional consideration, the aggregate number of shares of common stock issuable pursuant to these warrants as of March 31, 1999 increased by 33,674 shares to 1,090,684 and the exercise price per share with respect thereto decreased to $5.75.

In October 1998, the Company issued 100,000 Warrants to purchase a total of 14,286 shares of Common Stock at an average price per share of $7.88 to The Equity Group, its public relations firm.

The following table sets forth the number of issuable or outstanding warrants as of March 31, 1999:


                                                  Common        Exercise        Fully Diluted
                                  Number of      Shares per     Price per        Common Stock
Warrant                           Warrants        Warrant         Share           Issuable
-------                         -----------      ----------     ---------       -------------
Redeemable Warrants             4,648,562         0.33746        $ 17.78          1,568,704
(Outstanding and Issuable)
Class B
Redeemable Warrants               226,438         0.33644        $ 19.32             76,183
PCI Warrants                      500,000         0.14286        $  5.94             71,429
CAP Warrants,
Reel Warrants and
Watley Warrants                 7,399,070         0.14741        $  5.75          1,090,684
                                                                 $  5.91 to
Other                             316,928         0.14286        $ 52.50             45,275


9.  OTHER CURRENT ASSETS

Included in other current assets at March 31, 1999 was approximately $189,000, representing inventory of concession supplies. Included in other current assets at March 31, 1998 was approximately $247,000, representing a receivable with respect to a construction allowance from a landlord. Such amount was paid to the Company subsequent to March 31, 1998.

10.  DEPOSITS AND OTHER ASSETS

Included in deposits and other assets at March 31, 1999 was approximately $312,000, representing the unamortized portion of a loan origination fee paid with respect to a seven year revolving reducing credit facility entered into by the Company on October 19, 1998 and approximately $328,000, representing unamortized goodwill on the acquisition of the remaining 25% equity in the Company's Mexican subsidiary.

11. ACCRUED LIABILITIES

Included in accrued liabilities at March 31, 1999 was approximately $159,000, representing accrued payroll and approximately $128,000, representing accrued property taxes.

12.  STOCK OPTIONS

In December 1997 the Board of Directors approved the formation of the CinemaStar Luxury Theaters, Inc. Stock Option Plan, which provides for the granting of incentive stock options and non-qualified stock options. The Board of Directors reserved 412,280 shares of common stock for the granting of incentive stock options and non-qualified stock options. Options generally vest over a period of three years, at an exercise price determined by the compensation committee, and must be exercised within ten years from the date of grant.

A summary of all stock option activity follows:

                                            March 31, 1999                March 31, 1998
                                    ----------------------------   -----------------------------
                                                Weighted-Average                Weighted-Average
                                     Shares      Exercise Price     Shares       Exercise Price
Outstanding at
beginning of year                   157,357          $6.19          57,258           $19.67
Cancelled                           (28,571)            --         (57,044)             --
Granted                              82,857          $5.96         157,143           $ 6.13
                                   --------          -----        --------           ------

Outstanding at
end of year                         211,643          $6.11         157,357           $ 6.19
                                   ========          =====        ========           ======

Options exercisable
at year end                          58,786          $6.29             214           $51.66

Weighted-average fair value of
options granted during the year    $   7.08                       $   7.28



Information relating to stock options at March 31, 1999 summarized by exercise price are as follows:

                               Options Outstanding             Options Exercisable
                     --------------------------------------  ---------------------------
Exercise Price                             Weighted Average             Weighted Average
Per Share            Shares    Life (Year)  Exercise Price   Shares      Exercise Price
---------            ------    ----------- ---------------   ------     ----------------
$6.13               175,714       8.6        $ 6.13          58,572        $ 6.13
$5.75                35,715       9.9        $ 5.75             --         $  --
$51.66                  214       7.3        $51.66             214        $51.66
                    -------       ---        ------          ------        ------
$5.75 to $51.66     211,643       8.8        $ 6.11          58,786        $ 6.29
                    =======       ===        ======          ======        ======

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: 0% dividend yield; expected volatility of 13% for 1999 and 1998; risk free interest rates of 6% for 1999 and 1998; and expected lives of 3 years.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been substantially the same as that reflected in the accompanying consolidated statements of operations.

                                INDEX TO EXHIBITS

                             DESCRIPTION OF EXHIBITS



3.6     Specimen Stock Certificate of the Company

10.22 Fourth Amendment to Lease Agreement between the Company and Mission Grove Plaza, L.P

10.41 First Amendment (dated February 19, 1999) to Employment Agreement by and between the Company and Norman Dowling, dated June 18, 1998

10.44 First Amendment to $15 Million Revolving Credit Agreement between the Company and Union Bank of California, N.A.

10.45 Second Amendment to $15 Million Revolving Credit Agreement between the Company and Union Bank of California, N.A.

21      Subsidiaries of the Company

27      Financial Data Schedule