Form 10QSB
period 1999-06-30
CINEMASTAR LUXURY THEATERS INC
filed 1999-07-19
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 YES [X] NO [ ]

Common stock, $0.01 par value: 3,864,986 shares outstanding as of July 15, 1999.

Transitional Small Business Disclosure Format. (check one):

                                 YES [ ] NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                    PAGE NO.
                                                                                    --------
                          PART I. FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Condensed Consolidated Balance Sheet as of June 30, 1999 (Unaudited)      3

             Condensed Consolidated Statements of Operations for the three
              months ended June 30, 1999 and 1998 (Unaudited)                          4

             Condensed Consolidated Statements of Cash Flows for the
             three months ended June 30, 1999 and 1998 (Unaudited)                     5

             Notes to Condensed Consolidated Financial Statements (Unaudited)          6

 Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 7

                           PART II. OTHER INFORMATION

 Item 1.     Legal Proceedings                                                        11

 Item 2.     Changes in Securities                                                    12

 Item 3.     Defaults in Senior Securities                                            12

 Item 4.     Submission of Matters to a Vote of Securities Holders                    12

 Item 5.     Other Information                                                        12

 Item 6.     Exhibits and Reports on Form 8-K                                         12

             Signatures                                                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              June 30,
                                                               1999
                                                           ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $  2,641,194
Prepaid expenses                                                251,060
Other current assets                                            375,921
                                                           ------------

TOTAL CURRENT ASSETS                                          3,268,175

Property and equipment, net                                  11,947,576
Deposits and other assets                                       851,961
                                                           ============

TOTAL ASSETS                                               $ 16,067,712
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
  obligations                                              $    208,242
Accounts payable                                              1,493,296
Accrued liabilities                                             597,822
Deferred revenue                                                427,952
                                                           ------------

TOTAL CURRENT LIABILITIES                                     2,727,312

Long-term debt and capital lease obligations,
  net of current portion                                      2,706,184
Deferred rent liability                                       4,058,080
                                                           ------------

TOTAL LIABILITIES                                             9,491,576
                                                           ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
  authorized shares 60,000,000;
  issued and outstanding shares 3,864,986                        38,650
Additional paid-in capital                                   26,216,172
Accumulated deficit                                         (19,678,686)
                                                           ------------

TOTAL STOCKHOLDERS' EQUITY                                    6,576,136
                                                           ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 16,067,712
                                                           ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months ended June 30,
                                                 ----------------------------
                                                    1999             1998
                                                 -----------      -----------
REVENUES:

Admissions                                       $ 5,055,021      $ 4,865,395
Concessions                                        2,093,434        2,065,181
Other operating revenues                             156,917          159,401
                                                 -----------      -----------

TOTAL REVENUES                                     7,305,372        7,089,977
                                                 -----------      -----------

COSTS AND EXPENSES:

Film rental and booking costs                      2,902,221        2,645,292
Cost of concession supplies                          375,812          632,593
Theater operating expenses                         3,046,044        2,964,385
Selling, general and administrative expenses         732,784          735,221
Depreciation and amortization                        597,127          532,208
                                                 -----------      -----------

TOTAL COSTS AND EXPENSES                           7,653,988        7,509,699
                                                 -----------      -----------

OPERATING LOSS                                      (348,616)        (419,722)

OTHER INCOME (EXPENSE):

Interest expense                                     (93,016)         (76,834)
Interest income                                       12,602           39,420
                                                 -----------      -----------

TOTAL OTHER EXPENSE                                  (80,414)         (37,414)
                                                 -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES              (429,030)        (457,136)

PROVISION FOR INCOME TAXES                                --           (1,600)
                                                 -----------      -----------

NET LOSS                                         $  (429,030)     $  (458,736)
                                                 ===========      ===========


BASIC AND DILUTED NET LOSS PER SHARE             $     (0.11)     $     (0.12)
                                                 ===========      ===========

WEIGHTED AVERAGE SHARES                            3,864,986        3,671,949
                                                 ===========      ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months ended June 30,
                                                         ----------------------------
                                                            1999             1998
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (429,030)     $  (458,736)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                597,127          532,208
Deferred rent expense                                        159,589          212,855
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                    (89,261)         129,613
Deposits and other assets                                      4,427           (5,938)
Accounts payable                                             522,317         (334,848)
Accrued and other liabilities                               (272,424)         341,014
                                                         -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    492,745          416,168
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (1,019,987)        (281,638)
                                                         -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                     (1,019,987)        (281,638)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                   1,000,000               --
Principal payments on long-term debt and capital
  lease obligations                                          (51,960)        (227,960)
                                                         -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          948,040         (227,960)
                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         420,798          (93,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,220,396        3,481,978
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 2,641,194      $ 3,388,548
                                                         ===========      ===========



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest                                                 $    93,016      $    76,834
                                                         ===========      ===========

Income taxes                                             $        --      $     1,600
                                                         ===========      ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended March 31, 1999 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

NOTE 2

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently expects to adopt the provisions of SFAS No. 133 on April 1, 2001.

NOTE 3

Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 presentation.

NOTE 4

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

NOTE 6

On October 19, 1998, the Company signed a $15 million Seven-Year Revolving Credit Agreement with a senior, secured lender. The terms of the agreement were modified in March 1999. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has borrowed $1,000,000 against this facility as of June 30, 1999 and has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Agreement and the standby letters of credit, totaling approximately $380,000, are included in Other Assets are being amortized over their respective terms.

NOTE 7

The Company purchased on November 23, 1998 the remaining 25% minority interest in the Company's Mexican subsidiary, CinemaStar Luxury Theaters, S.A. de C.V., for approximately $340,000. This amount is included in Other Assets and is being amortized over a seven-year period.

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

At April 1, 1999 and at June 30, 1999 the Company had eight theater locations with a total of 79 screens. The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. For the three months ended June 30, 1999 total revenues were $6,104,236 in California and $1,201,136 in Northern Mexico, compared to $5,946,986 and $1,142,990 for California and Northern Mexico respectively in the three months ended June 30, 1998. Total assets for the California and Northern Mexico regions as at June 30, 1999 were $15,627,845 and $439,867, respectively.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $1,586,372 and $7,932,011 and in the fiscal years ended March 31, 1999 and 1998, respectively. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, such profitability is contingent on many factors such as the availability of marketable motion pictures and the continued success of management's on-going cost reduction efforts. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens.

The Company has entered into agreements pertaining to the development of a 20-screen theater complex and a four-screen expansion to an existing theater complex in San Bernardino, California and Riverside, California, respectively. Additionally, the Company has entered into negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be given that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Total revenues for the three months ended June 30, 1999 increased 3.0% to $7,305,372 compared to $7,089,977 for the prior comparable period. Admission revenues increased by $189,626, or 3.9%, and concession sales and other operating revenues increased by $25,769, or 1.2%. The increase in admissions revenues is attributable to an increase in average ticket price, partially offset by a modest decline in paid attendance. Domestic average ticket price for the fiscal three months ended June 30, 1999 increased by 2.6% to $4.99 compared to the prior comparable period. International average ticket price for the three months ended June 30, 1999 increased 17.3% to $2.90 compared to the prior comparable period. Domestic per capita concession revenues for the fiscal three months ended June 30, 1999 decreased 1.1% to $1.91 compared to the prior comparable period. International per capita concession revenue for the three months ended June 30, 1999 increased 22.9% to $1.64 compared to the three months ended June 30, 1998.

Film rental and booking costs for the three months ended June 30, 1999 increased 9.7% to $2,902,221 compared to $2,645,292 for the previous fiscal year's first quarter. As a percentage of admission revenues, film rental and booking costs increased to 57.4% for the three months ended June 30, 1999 from 54.4% for the prior comparable period, due to the timing and terms of new releases in this year's first quarter compared to the prior year.

Cost of concession supplies for the three months ended June 30, 1999 decreased 40.6% to $375,812 from $632,593 for the previous year. As a percentage of concession revenues, cost of concession supplies decreased to 18.0% from 30.6% in the three months ended June 30, 1999 compared to the previous year, due to the termination of concession lease agreements with PCI, the Company's former primary concession vendor. As of June 15, 1998, the Company ceased the purchase of concession supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the three months ended June 30, 1999 increased 2.8% to $3,046,044 compared to $2,964,385 for the previous year. This increase was due, in part, to increases in federally mandated minimum wages. As a percentage of total revenues, theater operating expenses decreased 0.1% to 41.7% for the three months ended June 30, 1999 compared to 41.8% for the prior year.

Selling, general and administrative expenses for the three months ended June 30, 1999 decreased 0.3% to $732,784 compared to $735,222 for the previous year. As a percentage of total revenues, selling, general and administrative costs decreased to 10.0% from 10.4%.

Depreciation and amortization for the three months ended June 30, 1999 increased 12.2% to $597,127 compared to $532,208 for the previous year, due, in part, to amortization of goodwill associated with the purchase of the remaining 25% equity interest in the Company's Mexican subsidiary in the third quarter of fiscal year 1999.

Interest expense for the fiscal three months ended June 30, 1999 increased 21.1% to $93,016 compared to $76,834 for the previous year. This increase is primarily due to the amortization of fees related to the Company's line of credit.

Interest income for the three months ended June 30, 1999 decreased to $12,602 from $39,420 for the three months ended June 30, 1998. This decrease is attributable to changes in cash balances.

As a result of the above factors, the net loss for the three months ended June 30, 1999 decreased 6.5% to $429,030 from $458,736 for the three months ended June 30, 1998.

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

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At June 30, 1999, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $86,500,000. In addition, the Company has signed a lease agreement for a 20-screen Ultraplex theater in San Bernardino, California and for the expansion by 4 screens of an existing theater in Riverside, California. The lease for the San Bernardino Ultraplex will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease. The lease for the Riverside expansion will require expected minimum rental payments aggregating approximately $9,300,000 over the 22-year life of the lease. Accordingly, existing minimum lease commitments as of March 31, 1999 plus those expected minimum commitments for the proposed theater location and theater expansion, would aggregate minimum lease commitments of approximately $136,500,000. Under the terms of the San Bernardino lease, the Company is obligated to construct and equip the theater building. Costs to the Company to complete and equip the San Bernardino Facility are estimated at approximately $3,800,000. All necessary zoning and similar approvals have been obtained from the City of San Bernardino, and the landlord has committed under the lease to make available a tenant allowance of approximately $9,200,000 to reimburse the Company for a portion of the cost of constructing and equipping the complex. While the landlord has financing commitments in place to fund its tenant improvement allowance to the Company, its ability to fund the tenant improvement allowance is dependant upon its lender adhering to the terms of their financing commitments. Therefore, there can be no assurance that the Company will be able to receive adequate funds from the landlord to complete the construction of the project. The Company has executed a fixed-price construction contract with a general contractor, for the construction of the theater project. The Company is obligated to pay the contractor the full amount due under the contract whether or not the Company receives reimbursement from the landlord.
In addition, the Company's lease obligations with respect to the San Bernardino Facility are contingent upon the completion and acceptance of the theater. Under the terms of the Riverside expansion lease amendment, the Company's obligation with respect to constructing and equipping the theater is estimated at approximately $1,500,000.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $1,586,372 and $7,932,011 and in the fiscal years ended March 31, 1999 and 1998, respectively. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, any substantial profitability will depend upon numerous factors including the Company's ability to continue reducing costs and expand through the addition of new screens and theaters.

The ability of the Company to expand through the development of new theaters, the expansion of existing theaters or the acquisition of established theaters is contingent upon numerous factors including the Company's ability to secure new, third party financing. In this regard, the Company signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. The terms of the facility were amended in March 1999. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has borrowed $1,000,000 against this facility in June 1999 and has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Facility and the standby letters of credit, totaling approximately $380,000, are being amortized over their respective terms. The Revolving Credit Facility is subject to various positive and negative covenants. The Company is in compliance with these covenants as of June 30, 1999.

During the three months ended June 30, 1999, the Company generated cash of $492,745 from operating activities, as compared to $416,168 for the three months ended June 30, 1998. Reductions in the cost of concession supplies have been offset by increases in film rental costs.


During the three months ended June 30, 1999, the Company used cash in investing activities of $1,019,987 as compared to $281,638 for the three months ended June 30, 1998. The increase is due to construction in progress for the 20-screen Ultraplex in San Bernardino, California.

During the three months ended June 30, 1999, the Company provided net cash of $948,040 from financing activities, as compared to using net cash of $227,960 for the three months ended June 30, 1998. The cash provided in the three months ended June 30, 1999 related to the drawdown of $1,000,000 against the Company's Revolving Credit Facility, offset in part by principal payments on long-term debt and capital lease obligations. The cash used in the three months ended June 30, 1998 related to principal repayments on long-term debt and capital lease obligations.

At June 30, 1999, the Company held cash, cash equivalents and working capital in the amounts of $2,641,194 and $540,863, respectively. Management believes that cash and cash equivalents, working capital and the $15 million Revolving Credit Facility will be adequate to fund the existing operations and capital requirements of the Company during the next twelve months.

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

YEAR 2000

The Company has performed a review of its computer applications, including software and hardware, related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company has implemented new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year 2000). These systems are certified as year 2000 compliant. Management believes that the Company is not dependent on any other internal computer applications for its day to day operations. The Company is communicating via questionnaire with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular because the Company has not completed its inquiries of its primary film distributors. However, the Company is not aware at this time of any material year 2000 issues with respect to its dealings with such third parties.The historical costs to the Company for its year 2000 preparations have been nominal, future costs are not yet known due to the Company's ongoing assessments and the Company has not deferred or delayed any projects or expenditures in anticipation of any year 2000 issues. The Company believes that its worst case scenario for the change to year 2000 would be a disruption of film distribution to the Company. Such a disruption could have a material impact on the Company and its results of operations. The Company is in the process of developing and testing a contingency plan to address any year 2000 issues such as disruption in film distribution. Upon completion of the Company's assessment of its year 2000 readiness, in particular the completion of its assessment of third party issues, the Company will finalize its contingency plan. The Company believes that its contingency plan will be finalized and tested prior to September 30, 1999.

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


                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court, alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform and seeks damages of $1.25 million. The Company intends to vigorously defend this action. Management believes the Company's termination of the lease in question was in accordance with its terms, however there is no assurance that the Company ultimately will prevail in this action. The Company also understands that the landlord has already leased the property to another tenant which the

Company believes would mitigate all or a portion of the claimed damages. Therefore, based on the aforementioned assumptions, management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

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

        None

ITEM 5 -- OTHER INFORMATION

        None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

  (a)   EXHIBITS

        Item 27.              Financial Data Schedule

  (b)   REPORTS ON FORM 8-K

        None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 1999

                                        CinemaStar Luxury Theaters, Inc.


                                        by: /s/  Jack R. Crosby
                                            ------------------------------------
                                            Jack R. Crosby
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)


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