Form 10QSB
period 1999-09-30
CINEMASTAR LUXURY THEATERS INC
filed 1999-10-22
CIK 931085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                 (858) 509-2777
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [X]   NO  [ }

Common stock, $0.01 par value: 3,864,986 shares outstanding as of October 15, 1999.

Transitional Small Business Disclosure Format. (check one):

                              YES  [ ]   NO  [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet as of September 30, 1999 (Unaudited)         3

        Condensed Consolidated Statements of Operations for the three and six
        months ended September 30, 1999 and 1998 (Unaudited)                              4

        Condensed Consolidated Statements of Cash Flows for the six months ended
        September 30, 1999 and 1998 (Unaudited)                                           5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                             7

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                12

Item 2. Changes in Securities                                                            12

Item 3. Defaults in Senior Securities                                                    13

Item 4. Submission of Matters to a Vote of Securities Holders                            13

Item 5. Other Information                                                                13

Item 6. Exhibits and Reports on Form 8-K                                                 13

        Signatures                                                                       14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,
                                                                       1999
                                                                   -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $  2,124,922
Prepaid expenses                                                        304,328
Other current assets                                                    255,239
                                                                   ------------
TOTAL CURRENT ASSETS                                                  2,684,489

Property and equipment, net                                          13,288,470
Deposits and other assets                                               844,402
                                                                   ------------
TOTAL ASSETS                                                       $ 16,817,361
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
  obligations                                                      $    182,634
Accounts payable                                                      1,047,187
Accrued liabilities                                                     703,727
Deferred revenue                                                        435,150
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             2,368,698

Long-term debt and capital lease obligations,
  net of current portion                                              3,672,137
Deferred rent liability                                               4,209,013
                                                                   ------------
TOTAL LIABILITIES                                                    10,249,848
                                                                   ------------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
  authorized shares 60,000,000;
  issued and outstanding shares 3,864,986                                38,650
Additional paid-in capital                                           26,216,172
Accumulated deficit                                                 (19,687,309)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            6,567,513
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 16,817,361
                                                                   ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months ended September 30,         Six Months ended September 30,
                                          --------------------------------        --------------------------------
                                              1999                1998                1999                1998
                                          ------------        ------------        ------------        ------------
REVENUES:

Admissions                                $  5,679,172        $  5,723,946        $ 10,734,193        $ 10,589,340
Concessions                                  2,312,865           2,388,073           4,406,299           4,453,255
Other operating revenues                       183,281             175,781             340,197             335,182
                                          ------------        ------------        ------------        ------------

TOTAL REVENUES                               8,175,318           8,287,800          15,480,689          15,337,777
                                          ------------        ------------        ------------        ------------

COSTS AND EXPENSES:

Film rental and booking costs                3,041,058           3,033,112           5,943,280           5,678,404
Cost of concession supplies                    445,377             420,622             821,188           1,053,216
Theater operating expenses                   3,172,738           3,088,897           6,218,782           6,053,281
Selling, general and administrative
expenses                                       836,741             906,230           1,569,525           1,641,452
Depreciation and amortization                  599,758             581,548           1,196,885           1,113,755
                                          ------------        ------------        ------------        ------------

TOTAL COSTS AND EXPENSES                     8,095,672           8,030,409          15,749,660          15,540,108
                                          ------------        ------------        ------------        ------------
OPERATING INCOME (LOSS)                         79,646             257,391            (268,971)           (162,331)

OTHER INCOME (EXPENSE):

Interest expense                              (115,927)            (78,299)           (208,942)           (155,132)
Interest income                                 27,657              39,000              40,260              78,420
                                          ------------        ------------        ------------        ------------

TOTAL OTHER (EXPENSE)                          (88,270)            (39,299)           (168,682)            (76,712)
                                          ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE PROVISION FOR

INCOME TAXES                                    (8,624)            218,092            (437,653)           (239,043)

PROVISION FOR INCOME TAXES                          --                  --                  --              (1,600)
                                          ------------        ------------        ------------        ------------

NET INCOME (LOSS)                               (8,624)            218,092        $   (437,653)       $   (240,643)
                                          ============        ============        ============        ============

BASIC AND DILUTED NET INCOME (LOSS)

PER SHARE                                 $      (0.00)       $       0.06        $      (0.11)       $      (0.07)
                                          ============        ============        ============        ============

WEIGHTED AVERAGE SHARES                      3,864,986           3,676,239           3,864,986           3,674,095
                                          ============        ============        ============        ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months ended September 30,
                                                                1999               1998
                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                   $  (437,653)       $  (240,643)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                1,196,885          1,113,755
Deferred rent expense                                          310,522            384,122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                      (21,847)           (31,059)
Deposits and other assets                                       (2,258)            (5,937)
Accounts payable                                                76,210           (392,693)
Accrued and other liabilities                                 (159,322)           175,155
                                                           -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      962,537          1,002,700
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                         (2,946,396)          (248,747)
                                                           -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                       (2,946,396)          (248,747)
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                     2,000,000                 --
Principal payments on long-term debt and capital
  lease obligations                                           (111,615)          (260,490)
                                                           -----------        -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          1,888,385           (260,490)
                                                           -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (95,474)           493,463
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,220,396          3,481,978
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,124,922        $ 3,975,441
                                                           ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest                                                   $   184,656        $   155,132
                                                           ===========        ===========
Income taxes                                               $        --        $     1,600
                                                           ===========        ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended March 31, 1999 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

NOTE 2

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date for the adoption of SFAS No. 133 was extended to fiscal years beginning after June 15, 2000 with the issuance of SFAS No. 137. The Company currently expects to adopt the provisions of SFAS No. 133 on April 1, 2001.

NOTE 3

Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 presentation.

NOTE 4

Basic and diluted net income (loss) per share are computed by dividing net loss by the weighted average number of common shares outstanding during the years. Potentially dilutive securities consist of outstanding stock options and warrants, and are not included in the computation as their inclusion would be anti-dilutive. All per share information and references to the number of shares outstanding included herein have been adjusted to reflect the one-for-seven reverse stock split of the Company's common stock, effected on December 2, 1998.

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

NOTE 6

On October 19, 1998, the Company signed a $15 million Seven-Year Revolving Credit Agreement with a senior, secured lender. The terms of the agreement were modified in March 1999. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has borrowed $2,000,000 against this facility as of September 30, 1999 and has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Agreement and the standby letters of credit, totaling approximately $380,000, are included in Other Assets are being amortized over their respective terms.

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

At April 1, 1999 and at September 30, 1999 the Company had eight theater locations with a total of 79 screens. The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. For the six months ended September 30, 1999 total revenues were $12,928,643 in California and $2,552,046 in Northern Mexico, compared to $12,940,407 and $2,437,370 for California and Northern Mexico respectively in the six months ended September 30, 1998. Total assets for the California and Northern Mexico regions as at September 30, 1999 were $16,817,361 and $432,644, respectively.

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

The Company has entered into agreements pertaining to the development of a 20-screen theater complex and a four-screen expansion to an existing theater complex in San Bernardino, California and Riverside, California, respectively. Additionally, the Company has entered into discussions and / or negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be given that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Total revenues for the three months ended September 30, 1999 decreased 1.4% to $8,175,318 compared to $8,287,800 for the prior comparable period. Admission revenues decreased by $44,774, or 0.8%, and concession sales and other operating revenues decreased by $67,709, or 2.6%. The decrease in admissions revenues is attributable to a decline in paid attendance, partially offset by an increase in average ticket price. Domestic average ticket price for the fiscal three months ended September 30, 1999 increased by 2.1% to $4.93 compared to the prior comparable period. International average ticket price for the three months ended September 30, 1999 increased 18.5% to $2.88 compared to the prior comparable period. Domestic attendance declined 3.5% to 983,505 and international attendance declined 16% to 288,223 for the three months ended September 30, 1999 compared to the prior comparable period. Domestic per capita concession revenues for the fiscal three months ended September 30, 1999 decreased 2.1% to $1.83 compared to the prior comparable period. International per capita concession revenue for the three months ended September 30, 1999 increased 28.7% to $1.70 compared to the three months ended September 30, 1998.

Film rental and booking costs for the three months ended September 30, 1999 increased 0.3% to $3,041,058 compared to $3,033,112 for the previous fiscal year's first quarter. As a percentage of admission revenues, film rental and booking costs increased to 53.5% for the three months ended September 30, 1999 from 53.0% for the prior comparable period, due to the timing and terms of new releases in this year's second quarter compared to the prior year.

Cost of concession supplies for the three months ended September 30, 1999 increased 5.9% to $445,377 from $420,622 for the previous year. As a percentage of concession revenues, cost of concession supplies increased to 19.3% from 17.6% in the three months ended September 30, 1999 compared to the previous year, due in part to a greater mix of concession sales in Mexico, which typically have a higher cost.

Theater operating expenses for the three months ended September 30, 1999 increased 2.7% to $3,172,738 compared to $3,088,897 for the previous year. This increase was due, in part, to increases in federally mandated minimum wages. As a percentage of total revenues, theater operating expenses increased 1.5% to 38.8% for the three months ended September 30, 1999 compared to 37.3% for the prior year.

Selling, general and administrative expenses for the three months ended September 30, 1999 decreased 7.7% to $836,740 compared to $906,230 for the previous year. As a percentage of total revenues, selling, general and administrative costs decreased to 10.2% from 10.8%.

Depreciation and amortization for the three months ended September 30, 1999 increased 3.1% to $599,758 compared to $581,547 for the previous year, due, in part, to amortization of goodwill associated with the purchase of the remaining 25% equity interest in the Company's Mexican subsidiary in the third quarter of fiscal year 1999.

Interest expense for the fiscal three months ended September 30, 1999 increased 48.1% to $115,927 compared to $78,298 for the previous year. This increase is primarily due to the amortization of fees and interest on borrowings related to the Company's line of credit to fund development of a new theater and expansion of an existing theater.

Interest income for the three months ended September 30, 1999 decreased to $27,657 from $38,999 for the three months ended September 30, 1998. This decrease is attributable to changes in cash balances.

As a result of the above factors, the net loss for the three months ended September 30, 1999 was ($8,624) compared to net income of $218,093 for the three months ended September 30, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998.

Total revenues for the six months ended September 30, 1999 increased 0.7% to $15,480,689 compared to $15,377,777 for the prior comparable period. Admission revenues increased by $144,853, or 1.4%, and concession sales and other operating revenues decreased by $41,940, or 0.9%. The increase in admissions revenues is attributable to an increase in average ticket price, partially offset by a decline in paid attendance. Domestic average ticket price for the fiscal six months ended September 30, 1999 increased by 2.6% to $4.96 compared to the prior comparable period. International average ticket price for the six months ended September 30, 1999 increased 19.0% to $2.89 compared to the prior comparable period. Domestic attendance declined 1.3% to 1,846,526 and international attendance declined 14.3% to 545,885 for the six months ended September 30, 1999 compared to the prior comparable period. Domestic per capita concession revenues for the fiscal six months ended September 30, 1999 decreased 1.7% to $1.87 compared to the prior comparable period. International per capita concession revenue for the six months ended September 30, 1999 increased 26.3% to $1.70 compared to the six months ended September 30, 1998.

Film rental and booking costs for the six months ended September 30, 1999 increased 4.7% to $5,943,280 compared to $5,678,404 for the previous fiscal year's first six months. As a percentage of admission revenues, film rental and booking costs increased to 55.4% for the six months ended September 30, 1999 from 53.6% for the prior comparable period, due to the timing and terms of new releases in this year's first six months compared to the prior year.

Cost of concession supplies for the six months ended September 30, 1999 decreased 22.0% to $821,188 from $1,053,216 for the previous year. As a percentage of concession revenues, cost of concession supplies decreased to 18.6% from 23.7% in the six months ended September 30, 1999 compared to the previous year, due in part to the termination of concession lease agreements with PCI, the Company's former primary concession vendor. As of June 15, 1998, the Company ceased the purchase of concession supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the six months ended September 30, 1999 increased 2.7% to $6,218,782 compared to $6,053,281 for the previous year. This increase was due, in part, to increases in federally mandated minimum wages. As a percentage of total revenues, theater operating expenses increased 0.8% to 40.2% for the six months ended September 30, 1999 compared to 39.4% for the prior year.

Selling, general and administrative expenses for the six months ended September 30, 1999 decreased 4.4% to $1,569,525 compared to $1,641,452 for the previous year. As a percentage of total revenues, selling, general and administrative costs decreased to 10.1% from 10.7%.

Depreciation and amortization for the six months ended September 30, 1999 increased 7.5% to $1,196,885 compared to $1,113,754 for the previous year, due, in part, to amortization of goodwill associated with the purchase of the remaining 25% equity interest in the Company's Mexican subsidiary in the third quarter of fiscal year 1999.

Interest expense for the fiscal six months ended September 30, 1999 increased 34.7% to $208,942 compared to $155,298 for the previous year. This increase is primarily due to the amortization of fees and interest on borrowings related to the Company's line of credit to fund development of a new theater and expansion of an existing theater.

Interest income for the six months ended September 30, 1999 decreased to $40,260 from $78,420 for the six months ended September 30, 1998. This decrease is attributable to changes in cash balances.

As a result of the above factors, the net loss for the six months ended September 30, 1999 was ($437,653) compared to ($240,643) for the six months ended September 30, 1998.

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

The Company leases seven theater properties and various equipment under non-cancelable operating lease agreements which expire through 2021 and require various minimum annual rentals. At September 30, 1999, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $86,000,000. In addition, the Company has signed a lease agreement for a 20-screen Ultraplex theater in San Bernardino, California and for the expansion by 4 screens of an existing theater in Riverside, California. The lease for the San Bernardino Ultraplex will require expected minimum rental payments aggregating approximately $40,700,000 over the 25-year life of the lease. The lease for the Riverside expansion will require expected minimum rental payments aggregating approximately $9,300,000 over the 22-year life of the lease. Accordingly, existing minimum lease commitments as of March 31, 1999 plus those expected minimum commitments for the proposed theater location and theater expansion, would aggregate minimum lease commitments of approximately $136,000,000. Under the terms of the San Bernardino lease, the Company is obligated to construct and equip the theater building. Costs to the Company to complete and equip the San Bernardino Facility are estimated at approximately $4,200,000, of which the Company has already paid approximately $2,700,000. All necessary zoning and similar approvals have been obtained from the City of San Bernardino, and the landlord has committed under the lease to make available a tenant allowance of approximately $9,200,000 to reimburse the Company for a portion of the cost of constructing and equipping the complex. While the landlord has financing commitments in place to fund its tenant improvement allowance to the Company, its ability to fund the tenant improvement allowance is dependant upon its lender adhering to the terms of their financing commitments. Therefore, there can be no assurance that the Company will be able to receive adequate funds from the landlord to complete the construction of the project. The Company has executed a fixed-price construction contract with a general contractor, for the construction of the theater project. The Company is obligated to pay the contractor the full amount due under the contract whether or not the Company receives reimbursement from the landlord. In addition, the Company's lease obligations with respect to the San Bernardino Facility are contingent upon the completion and acceptance of the theater. Under the terms of the Riverside expansion lease amendment, the Company's obligation with respect to constructing and equipping the theater is estimated at approximately $1,900,000, of which the

Company has already paid approximately $400,000. With respect to both projects, costs to complete and equip have exceeded original estimations. The Company believes that the San Bernardino facility will be completed and open for business in December 1999 and that the Riverside expansion will be completed and open for business in January 2000.

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

The ability of the Company to expand through the development of new theaters, the expansion of existing theaters or the acquisition of established theaters is contingent upon numerous factors including the Company's ability to secure new, third party financing. In this regard, the Company signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. The terms of the facility were amended in March and August 1999. This facility is being used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has borrowed $2,000,000 against this facility through September 30, 1999 and has used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, currently under construction. Commitment and other fees associated with the Revolving Credit Facility and the standby letters of credit, totaling approximately $380,000, are being amortized over their respective terms. The Revolving Credit Facility is subject to maximum borrowing limits based on multiples as defined under its terms and conditions. The Revolving Credit Facility is also subject to various positive and negative covenants. The Company is in compliance with these covenants as of September 30, 1999.

During the six months ended September 30, 1999, the Company generated cash of $962,537 from operating activities, as compared to $1,002,700 for the six months ended September 30, 1998. Reductions in the cost of concession supplies and selling, general & administrative expenses have been offset by increases in film rental costs and theater operating costs.

During the six months ended September 30, 1999, the Company used cash in investing activities of $2,946,396 as compared to $248,747 for the six months ended September 30, 1998. The increase is primarily due to construction in progress for the 20-screen Ultraplex in San Bernardino, California.

During the six months ended September 30, 1999, the Company provided net cash of $1,888,385 from financing activities, as compared to using net cash of $260,490 for the six months ended September 30, 1998. The cash provided in the six months ended September 30, 1999 related to the drawdown of $2,000,000 against the Company's Revolving Credit Facility, offset in part by principal payments on long-term debt and capital lease obligations. The cash used in the six months ended September 30, 1998 related to principal repayments on long-term debt and capital lease obligations.

At September 30, 1999, the Company held cash, cash equivalents and working capital in the amounts of $2,124,922 and $315,791, respectively. Management believes that cash and cash equivalents, working capital and the $15 million Revolving Credit Facility will be adequate to fund the existing operations and capital requirements of the Company during the next twelve months.

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

YEAR 2000

The Company has performed a review of its computer applications, including software and hardware, related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company has implemented new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year 2000). These systems are certified as year 2000 compliant. Management believes that the Company is not dependent on any other internal computer applications for its day to day operations. The Company has communicated via questionnaire with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. Not all such third parties have responded. The Company is not aware at this time of any material year 2000 issues with respect to its dealings with such third parties. The historical costs to the Company for its year 2000 preparations have been nominal, future costs are not yet known due to the Company's ongoing assessments and the Company has not deferred or delayed any projects or expenditures in anticipation of any year 2000 issues. The Company believes that its worst case scenario for the change to year 2000 would be a disruption of film distribution to the Company. Such a disruption could have a material impact on the Company and its results of operations. The Company is in the process of finalizing and testing a contingency plan to address any year 2000 issues such as disruption in film distribution. The Company believes that its contingency plan will be finalized and tested prior to November 15, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. Except as disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1999, the Company is not currently involved in any other pending litigation matters, which the Company believes would have a material adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

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

ITEM 3 - DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5 - OTHER INFORMATION

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        Item 27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K

        None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 20, 1999

                               CinemaStar Luxury Theaters, Inc.

                               by: /s/ Jack R. Crosby
                                   ---------------------------------------------
                                   Jack R. Crosby
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)

                               by: /s/  Norman Dowling
                                   ---------------------------------------------
                                   Norman Dowling
                                   Vice President and Chief Financial Officer
                                   (principal financial officer and
                                   principal accounting officer)