Form 10QSB
period 1999-12-31
CINEMASTAR LUXURY THEATERS INC
filed 2000-02-22
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                              YES [X]    NO [ ]


Common stock, $0.01 par value: 3,864,986 shares outstanding as of February 14, 2000.

Transitional Small Business Disclosure Format. (check one):

                              YES [ ]    NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

                          PART I. FINANCIAL INFORMATION


  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheet as of
               December 31, 1999 (Unaudited)                               3

             Condensed Consolidated Statements of Operations
               for the three and nine months ended
               December 31, 1999 and 1998 (Unaudited)                      4

             Condensed Consolidated Statements of Cash Flows
               for the nine months ended December 31,
               1999 and 1998 (Unaudited)                                   5

             Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                      6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7


                       PART II. OTHER INFORMATION


  Item 1.    Legal Proceedings                                            12

  Item 2.    Changes in Securities                                        12

  Item 3.    Defaults in Senior Securities                                13

  Item 4.    Submission of Matters to a Vote of Securities Holders        13

  Item 5.    Other Information                                            13

  Item 6.    Exhibits and Reports on Form 8-K                             14

             Signatures                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               December 31,
                                                                   1999
                                                               ------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $  1,714,771
Prepaid expenses                                                    281,275
Other current assets                                                301,926
                                                               --------------

TOTAL CURRENT ASSETS                                              2,297,972

Property and equipment, net                                      14,190,711
Deposits and other assets                                           824,378
                                                               --------------

TOTAL ASSETS                                                   $ 17,313,061
                                                               ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease
  obligations                                                  $  3,100,763
Accounts payable                                                  1,253,894
Accrued liabilities                                                 979,154
Deferred revenue                                                    540,109
                                                               --------------

TOTAL CURRENT LIABILITIES                                         5,873,920

Long-term debt and capital lease obligations,
  net of current portion                                          1,698,087
Deferred rent liability                                           4,344,617
                                                               --------------

TOTAL LIABILITIES                                                11,916,624
                                                               --------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
  authorized shares 20,000,000;
  issued and outstanding shares 3,864,986                            38,650
Additional paid-in capital                                       26,216,172
Accumulated deficit                                             (20,858,385)
                                                               --------------

TOTAL STOCKHOLDERS' EQUITY                                        5,396,437
                                                               --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 17,313,061
                                                               ==============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months ended December 31,        Nine Months ended December 31,
                                                   -------------------------------        ------------------------------
                                                       1999               1998                    1999                   1998
                                                       ----               ----                    ----                   ----
REVENUES:

Admissions                                          $  4,449,305        $  4,663,484        $ 15,183,498          $ 15,252,824
Concessions                                            1,915,960           1,955,625           6,322,259             6,408,881
Other operating revenues                                 166,705             168,000             506,902               503,181
                                                 ----------------     ----------------    -----------------     ------------------

TOTAL REVENUES                                         6,531,970           6,787,109          22,012,659            22,164,886
                                                 ----------------     ----------------    -----------------     ------------------

COSTS AND EXPENSES:

Film rental and booking costs                          2,421,817           2,474,677           8,365,097             8,153,080
Cost of concession supplies                              338,221             328,958           1,159,409             1,382,174
Theater operating expenses                             3,419,401           3,050,919           9,638,183             9,260,200
Selling, general and administrative expenses             798,790             897,366           2,368,314             2,382,818
Depreciation and amortization                            603,303             613,969           1,800,188             1,727,724
                                                 ----------------     ----------------    -----------------     ------------------

TOTAL COSTS AND EXPENSES                               7,581,531           7,365,889          23,331,191            22,905,996
                                                 ----------------     ----------------    -----------------     ------------------

OPERATING  LOSS                                       (1,049,562)           (578,780)         (1,318,532)             (741,110)

OTHER INCOME (EXPENSE):

Interest expense                                        (135,076)            (91,442)           (344,018)             (246,574)
Interest income                                           13,562              30,292              53,821               108,712
                                                 ----------------     ----------------    -----------------     ------------------

TOTAL OTHER EXPENSE                                     (121,515)            (61,150)           (290,197)             (137,862)
                                                 ----------------     ----------------    -----------------     ------------------


LOSS BEFORE PROVISION FOR INCOME TAXES
INCOME TAXES                                          (1,171,076)           (639,930)         (1,608,729)             (878,972)
PROVISION FOR INCOME TAXES                                   -                   -                    -                 (1,600)
                                                 ----------------     ----------------    -----------------     ------------------

NET LOSS                                              (1,171,076)           (639,930)       $ (1,608,729)           $ (880,572)
                                                 ================     ================    =================     ==================



BASIC AND DILUTED NET LOSS PER SHARE                    $ (0.30)             $ (0.17)            $ (0.42)              $ (0.24)
                                                 ================     ================    =================     ==================

WEIGHTED AVERAGE SHARES                                3,864,986           3,864,986           3,864,986             3,737,725
                                                 ================     ================    =================     ==================



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months ended December 31,
                                                                            --------------------------------
                                                                                 1999                  1998
                                                                                 ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (1,608,729)         $  (880,572)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                   1,800,189            1,727,724
Deferred rent expense                                                             446,126              557,081
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                                         (45,481)             (54,573)
Deposits and other assets                                                           4,011               (8,273)
Accounts payable                                                                  282,915             (464,557)
Accrued and other liabilities                                                        (936)             (22,349
                                                                        ------------------    -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         878,095              854,481
                                                                        ------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of minority interest in consolidated subsidiary                              -               (337,146)
Purchases of property and equipment                                            (4,216,185)            (575,668)
                                                                        ------------------    -------------------

NET CASH USED IN INVESTING ACTIVITIES                                          (4,216,185)            (912,814)
                                                                        ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        3,000,000                 -
Principal payments on long-term debt and capital
  lease obligations                                                              (167,537)            (300,769)
Payment of debt issuance costs                                                        -               (376,406)
                                                                        ------------------    -------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             2,832,463             (677,175)
                                                                        ------------------    -------------------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                                       (505,627)            (735,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,220,396            3,481,978
                                                                        ------------------    -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 1,714,771          $ 2,746,470
                                                                        ==================    ===================


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest                                                                      $  208,099           $   232,878
                                                                        ==================    ===================

Income taxes                                                                      $ -              $     1,600
                                                                        ==================    ===================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended March 31, 1999 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

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

NOTE 3

Certain reclassifications have been made to the December 31, 1998 financial statements to conform to the December 31, 1999 presentation.

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

Pursuant to the terms of the CAP Agreement, the Company was and continues to be obligated to issue additional shares of Common Stock (the "Adjustment Shares") to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility which opened in December 1999. The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 193,037 Adjustment Shares to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

NOTE 6

On October 19, 1998, the Company signed a $15 million Seven-Year Revolving Credit Agreement with a senior, secured lender. The terms of the agreement were modified in March 1999. This facility will be used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has borrowed $3,000,000 against this facility as of December 31, 1999 and had used the facility to secure two standby letters of credit, with initial terms of one year, totaling $2,275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility, which opened in December, 1999. The $2,000,000 standby letter of credit was cancelled as of December 10, 1999 in accordance with the lease terms on the San Bernardino 20-screen facility. Commitment and other fees associated with the Revolving Credit Agreement and the standby letters of credit, totaling approximately $380,000, are included in Other Assets and are being amortized over their respective terms.

As of December 31, 1999 the Company was not in compliance with certain of the covenants contained in its Revolving Credit Facility, and as a result, the Company is not currently able to borrow against the facility. Management is in discussions with the lender in order to obtain a waiver and to modify the agreement. A definitive agreement to waive the December 31, 1999 covenant violations and to modify the Revolving Credit Facility has not been reached as of this date. Although management expects an agreement will be reached and the lender has not attempted to accelerate the due date of any payment obligation of the Company under the Revolving Credit Facility, the outstanding borrowings against the facility of $3,000,000 as of December 31, 1999 have been classified as a current liability in the accompanying consolidated balance sheet.

Management is also in negotiations with its principal shareholder to obtain an equity infusion of $3.5 million, most likely from the sale of convertible preferred stock. The proceeds from this equity transaction will be used to reactivate the Company's Revolving Credit Facility, to fund theater development, and to meet seasonal working capital requirements.

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

At April 1, 1999 the Company had eight theater locations with a total of 79 screens. At December 31, 1999 the Company had nine theater locations with a total of 99 screens. The increase was due to the opening of a 20 screen multi-plex theater in San Bernardino, California in December 1999. The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. For the nine months ended December 31, 1999 total revenues were $18,204,837 in California and $3,807,822 in Northern Mexico, compared to $18,567,639 and $3,597,247 for California and Northern Mexico respectively in the nine months ended December 31, 1998. Total assets for the California and Northern Mexico regions as at December 31,1999 were $17,377,904 and $586,685, respectively.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $1,586,372 and $7,932,011 and in the fiscal years ended March 31, 1999 and 1998, respectively. Further, the Company has incurred losses of $1,171,076 and $1,608,729 for the three and nine month periods ended December 31, 1999. There can be no assurance as to whether or when the Company will achieve profitability. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens and its ability to maintain adequate financing. The Company is not in compliance with certain covenants of its credit agreement. See Liquidity.

The Company has entered into an agreement for a four-screen expansion to an existing theater in Riverside, California. The four-screen addition is currently under construction, and is anticipated to be substantially completed in March 2000. Additionally, the Company has entered into discussions and/or negotiations regarding the development of other theater complexes in the United States and the Republic of Mexico. The building of these and other new theater complexes is subject to many contingencies, many of which are beyond the Company's control, including consummation of site purchases or leases, receipt of necessary government approvals, negotiation of acceptable construction agreements, the availability of financing and timely completion of construction. No assurances can be given that the Company will be able to successfully build, finance or operate any of the new theaters presently contemplated or otherwise.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998.

Total revenues for the three months ended December 31, 1999 decreased 3.8% to $6,531,970 compared to $6,787,109 for the prior comparable period. Admission revenues decreased by $214,179 or 4.6%, and concession sales and other operating revenues decreased by $40,960, or 1.9%. The decrease in admissions revenues is attributable to a decline in paid attendance, partially offset by an increase in average ticket price. Domestic average ticket price for the fiscal three months ended December 31, 1999 increased by 6.1% to $5.02 compared to the prior comparable period. International average ticket price for the three months ended December 31, 1999 increased 18.2% to $3.08 compared to the prior comparable period. Domestic attendance declined 11.8% to 731,138 and international attendance declined 11.4% to 253,171 for the three months ended December 31, 1999 compared to the prior comparable period. Domestic per capita concession revenues for the fiscal three months ended December 31, 1999 increased 6.6% to $1.98 compared to the prior comparable period. International per capita concession revenue for the three months ended December 31, 1999 increased 21.8% to $1.71 compared to the three months ended December 31, 1998.

Film rental and booking costs for the three months ended December 31, 1999 decreased 2.1% to $2,421,817 compared to $2,474,677 for the previous fiscal year's third quarter. As a percentage of admission revenues, film rental and booking costs increased to 54.4% for the three months ended December 31, 1999 from 53.1% for the prior comparable period, due to the timing and terms of new releases in this year's third quarter compared to the prior year.

Cost of concession supplies for the three months ended December 31, 1999 increased 2.8% to $338,221 from $328,958 for the previous year. As a percentage of concession revenues, cost of concession supplies increased to 17.7% from 16.8% in the three months ended December 31, 1999 compared to the previous year, due to increases in vendor concession costs.

Theater operating expenses for the three months ended December 31, 1999 increased 15.0% to $3,419,401 compared to $2,972,919 for the previous year. This increase was due, in part, to the opening of the new theater in December 1999. As a percentage of total revenues, theater operating expenses increased 8.5% to 52.3% for the three months ended December 31, 1999 compared to 43.8% for the prior year.

Selling, general and administrative expenses for the three months ended December 31, 1999 decreased 18.1% to $798,790 compared to $975,366 for the previous year. As a percentage of total revenues, selling, general and administrative costs decreased to 12.2% from 14.4% due in part to continued cost cutting measures.

Depreciation and amortization for the three months ended December 31, 1999 decreased 1.7% to $603,303 compared to $613,969 for the previous year, due, in part, to the write off of replaced equipment in the prior year.

Interest expense for the fiscal three months ended December 31, 1999 increased 47.7% to $135,076 compared to $91,442 for the previous year. This increase is primarily due to the amortization of fees and interest on borrowings related to the Company's line of credit to fund development of a new theater and expansion of an existing theater.

Interest income for the three months ended December 31, 1999 decreased to $13,562 from $30,292 for the three months ended December 31, 1998. This decrease is attributable to changes in cash balances.

As a result of the above factors, the net loss for the three months ended December 31, 1999 was $1,171,076 compared to net loss of $639,930 for the three months ended December 31, 1998.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998.

Total revenues for the nine months ended December 31, 1999 decreased 3.8% to $22,012,659 compared to $22,164,886 for the prior comparable period. Admission revenues decreased by $69,326 or 0.5%, and concession sales and other operating revenues decreased by $82,902, or 1.2%. The decrease in admissions revenues is attributable to a decline in paid attendance partially offset by an increase in average ticket prices. Domestic average ticket price for the fiscal nine months ended December 31, 1999 increased by 2.2% to $4.91 compared to $4.80 for the prior comparable period. International average ticket price for the nine months ended December 31, 1999 increased 18.8% to $2.95 compared to $2.48 for the prior comparable period. Domestic attendance declined 3.2% to 2,612,499 and international attendance declined 13.4% to 799,056 for the nine months ended December 31, 1999 compared to the prior comparable period. Domestic per capita concession revenues for the fiscal nine months ended December 31, 1999 decreased 3.5% to $1.82 compared to the prior comparable period. International per capita concession revenue for the nine months ended December 31, 1999 increased 24.9% to $1.68 compared to the nine months ended December 31, 1998.

Film rental and booking costs for the nine months ended December 31, 1999 increased 2.6% to $8,365,097 compared to $8,153,080 for the previous fiscal year's first nine months. As a percentage of admission revenues, film rental and booking costs increased to 55.1% for the nine months ended December 31, 1999 from 53.5% for the prior comparable period, due to the timing and terms of new releases in this year's first nine months compared to the prior year.

Cost of concession supplies for the nine months ended December 31, 1999 decreased 16.1% to $1,159,409 from $1,382,174 for the previous year. As a percentage of concession revenues, cost of concession supplies decreased to 18.3% from 21.6% in the nine months ended December 31, 1999 compared to the previous year, due in part to the termination of concession lease agreements with PCI, the Company's former primary concession vendor. As of June 15, 1998, the Company ceased the purchase of concession supplies and services from PCI and began purchasing concessions supplies on a competitive basis.

Theater operating expenses for the nine months ended December 31, 1999 increased 6.8% to $9,638,183 compared to $9,026,200 for the previous year. This increase was due, in part, to increases in federally mandated minimum wages and the opening of the new theater. As a percentage of total revenues, theater operating expenses increased 3.1% to 43.8% for the nine months ended December 31, 1999 compared to 40.7% for the prior year.

Selling, general and administrative expenses for the nine months ended December 31, 1999 decreased 9.5% to $2,368,314 compared to $2,616,818 for the previous year due in part to continuing cost cutting measures. As a percentage of total revenues, selling, general and administrative costs decreased to 10.8% from 11.8%.

Depreciation and amortization for the nine months ended December 31, 1999 increased 4.2% to $1,800,188 compared to $1,727,724 for the previous year, due, in part, to amortization of goodwill associated with the purchase of the remaining 25% equity interest in the Company's Mexican subsidiary in the third quarter of fiscal year 1999.

Interest expense for the fiscal nine months ended December 31, 1999 increased 39.5% to $344,018 compared to $246,574 for the previous year. This increase is primarily due to the amortization of fees and interest on borrowings related to the Company's line of credit to fund development of a new theater and expansion of an existing theater.

Interest income for the nine months ended December 31, 1999 decreased to $53,821 from $108,712 for the nine months ended December 31, 1998. This decrease is attributable to changes in cash balances.

As a result of the above factors, the net loss for the nine months ended December 31, 1999 was $1,608,729 compared to $880,572 for the nine months ended December 31, 1998.

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

Pursuant to the CAP Agreement, CAP purchased 2,526,352 shares of Common Stock for a purchase price of $5.94 per share. CAP also received, at closing, warrants to purchase 232,947 shares of Common Stock at an exercise price of $5.94 per share. Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue Adjustment Shares to CAP. The number of Adjustment Shares to be issued is based upon (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility which opened in December 1999. The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 193,037 Adjustment Shares to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are
(a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

The Company leases eight theater properties and various equipment under non-cancelable operating lease agreements which expire through 2025 and require various minimum annual rentals. In December the Company opened for business a new 20 screen leased multi-plex theater in San Bernardino, California. At December 31, 1999, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $126,200,000. In addition, the Company has signed a lease agreement for the expansion by 4 screens of an existing theater in Riverside, California. The lease for the Riverside expansion will require expected minimum rental payments aggregating approximately $9,300,000 over the 22-year life of the lease. Accordingly, existing minimum lease commitments as of March 31, 1999 plus those expected minimum commitments for the proposed theater location and theater expansion, would aggregate minimum lease commitments of approximately $135,500,000.

Under the terms of the San Bernardino lease, the Company constructed and equipped the theater building. Costs to the Company to complete and equip the San Bernardino Facility were approximately $4,500,000, of which the Company has already paid approximately $3,100,000. Although the theater is open for business, the Company, the developer, and contractor are still in the process of completing the final construction "punch lists", meeting certain city requirements, and authorizing final payments. The landlord committed under the lease to make available a tenant allowance of approximately $9,200,000 to reimburse the Company for a portion of the cost of constructing and equipping the complex. While the landlord has met its financing commitments to date to fund its tenant improvement allowance to the Company, its ability to fund the balance of the tenant improvement allowance is dependant upon its lender adhering to the terms of their financing commitments. Therefore, there can be no assurance that the Company will be able to receive adequate funds from the landlord to complete the construction of the project. The Company has executed a fixed-price construction contract with a general contractor, for the construction of the theater project. The Company is obligated to pay the contractor the full amount due under the contract whether or not the Company receives reimbursement from the landlord. In addition, the Company's lease obligations with respect to the San Bernardino Facility are contingent upon the completion and acceptance of the theater.

Under the terms of the Riverside expansion lease amendment, the Company's obligation with respect to constructing and equipping the theater is estimated at approximately $1,900,000, of which the Company has already paid approximately $800,000. With respect to both projects, costs to complete and equip have exceeded original estimations. The Company believes the Riverside expansion will be completed and open for business in March 2000.

The ability of the Company to expand through the development of new theaters, the expansion of existing theaters or the acquisition of established theaters is contingent upon numerous factors including the Company's ability to secure new, third party financing. In this regard, the Company signed on October 19, 1998, a $15 million Revolving Credit Agreement (the "Revolving Credit Facility") with a senior, secured lender. The terms of the facility were amended in March and August 1999. This facility is being used primarily to finance the Company's future developments in accordance with the terms and conditions of the Revolving Credit Facility. The Company has borrowed $3,000,000 against this facility through December 31, 1999 and has used the facility to secure a standby letter of credit, with initial terms of one year, totaling $275,000, issued in accordance with the terms of its lease (as amended) on the San Bernardino 20-screen facility. Commitment and other fees associated with the Revolving Credit Facility and the standby letters of credit, totaling approximately $380,000, are being amortized over their respective terms.

The Revolving Credit Facility is subject to maximum borrowing limits based on multiples as defined under its terms and conditions. The Revolving Credit Facility is also subject to various positive and negative covenants. As of December 31, 1999 the Company was not in compliance with certain of the covenants contained in its Revolving Credit Facility, and as a result, the Company is not currently able to borrow against the facility. Management is in discussions with the lender in order to obtain a waiver and to modify the agreement. A definitive agreement to waive the December 31, 1999 covenant violations and to modify the Revolving Credit Facility has not been reached as of this date. Although management expects an agreement will be reached and the lender has not attempted to accelerate the due date of any payment obligation of the Company under the Revolving Credit Facility, the outstanding borrowings against the facility of $3,000,000 as of December 31, 1999 have been classified as a current liability in the accompanying consolidated balance sheet.

Management is also in negotiations with its principal shareholder to obtain an equity infusion of $3.5 million, most likely from the sale of convertible preferred stock. The proceeds from this equity transaction will be used to reactivate the Company's Revolving Credit Facility, to fund theater development, and to meet seasonal working capital requirements. No assurance can be given that the negotiations with the Company's lender and principal shareholder will be successful.

During the nine months ended December 31, 1999, the Company generated cash of $878,095 from operating activities, as compared to $854,481 for the nine months ended December 31, 1998. Reductions in the cost of concession supplies and selling, general & administrative expenses have been offset by increases in film rental costs and theater operating costs.

During the nine months ended December 31, 1999, the Company used cash in investing activities of $4,216,185 as compared to $912,814 for the nine months ended December 31, 1998. The increase is primarily due the construction of the 20-screen Ultraplex in San Bernardino, California and the 4-screen addition under construction in Riverside, California.

During the nine months ended December 31, 1999, the Company provided net cash of $2,832,463 from financing activities, as compared to using net cash of $677,175 for the nine months ended December 31, 1998. The cash provided in the nine months ended December 31, 1999 related to the drawdown of $3,000,000 against the Company's Revolving Credit Facility, offset in part by principal payments on long-term debt and capital lease obligations. The cash used in the nine months ended December 31, 1998 related to principal repayments on long-term debt and capital lease obligations, and payment of debt issuance costs.

At December 31, 1999, the Company held cash and cash equivalents of $1,714,771 and had a negative working capital of $3,575,948.

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

YEAR 2000

The Company has performed a review of its computer applications, including software and hardware, related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company has implemented new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year 2000). These systems are certified as year 2000 compliant. Management believes that the Company is not dependent on any other internal computer applications for its day to day operations. The Company has communicated via questionnaire with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. Not all such third parties have responded. The Company is not aware at this time of any material year 2000 issues with respect to its dealings with such third parties. The historical costs to the Company for its year 2000 preparations have been nominal, future costs are not yet known due to the Company's ongoing assessments and the Company has not deferred or delayed any projects or expenditures in anticipation of any year 2000 issues. The Company believes that its worst case scenario for the change to year 2000 would be a disruption of film distribution to the Company. Such a disruption could have a material impact on the Company and its results of operations. To date with the advent of the year 2000, there have been no year 2000 issues that have affected the operation of the company.

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

ITEM 3 -- DEFAULTS IN SENIOR SECURITIES

As of December 31, 1999 the Company was not in compliance with certain of the covenants contained in its Revolving Credit Facility, and as a result, the Company is not currently able to borrow against the facility. Management is in discussions with the lender in order to obtain a waiver and to modify the agreement. A definitive agreement to waive the December 31, 1999 covenant violations and to modify the Revolving Credit Facility has not been reached as of this date. Although management expects an agreement will be reached and the lender has not attempted to accelerate the due date of any payment obligation of the Company under the Revolving Credit Facility, the outstanding borrowings against the facility of $3,000,000 as of December 31, 1999 have been classified as a current liability in the accompanying consolidated balance sheet.

Management is also in negotiations with its principal shareholder to obtain an equity infusion of $3.5 million, most likely from the sale of convertible preferred stock. The proceeds from this equity transaction will be used to reactivate the Company's Revolving Credit Facility, to fund theater development, and to meet seasonal working capital requirements. No assurance can be given that the negotiations with the Company's lender and principal shareholder will be successful.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's 1999 annual meeting of stockholders in October, 1999, the Company's stockholders voted to (i) approve an amendment to the Company's Certificate of Incorporation authorizing a reduction in the number of authorized shares of Common Stock of the Company from 60,000,000 to 20,000,000 shares (the number of votes cast for this matter was 3,755,388, the number of votes cast against this matter was 10,764, the number of abstentions was 616, and the number of broker non-votes was 0), (ii) the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ended March 31, 2000 (the number of votes cast for this matter was 3,666,231, the number of votes cast against this matter was 96,857, the number of abstentions was 3,680, and the number of broker non-votes was 0) and (iii) the election to the Board of Directors of the Company one nominees referenced in the Company's Proxy Statement, dated as of September 29, 1999, specifically, Messrs. Jack R. Crosby, Frank J. Moreno, Jack S. Gray, Jr., Thomas G. Rebar, Wayne B. Weisman and Winston J. Churchill. With respect to the election of directors, the number of votes cast for, against, abstentions and broker non-votes is indicated on the following schedule.
                                                       Broker
Election of Directors       For          Withhold    Non-Votes      Total
---------------------       ---          --------    ---------      -----

Jack R. Crosby           3,666,137        100,631         0        3,766,768
Frank J. Moreno          3,661,994        104,774         0        3,766,768
Jack S. Gray, Jr.        3,660,716        106,052         0        3,766,768
Thomas G. Rebar          3,665,994        100,774         0        3,766,768
Wayne B. Weisman         3,665,994        100,774         0        3,766,768
Winston J. Churchill     3,665,994        100,631         0        3,766,625


ITEM 5 -- OTHER INFORMATION

The Board of Directors of the Company appointed Paul W. Hobby as Co-Chief Executive Officer and Vice Chairman of the Board of Directors, effective October 27, 1999. The Board of Directors also appointed Mr. Don Harnois to the office of Chief Financial Officer of the Company, filling the vacancy in that office created by the resignation of Mr. Norman Dowling, which was effective as of November 1999. The Company entered into an executive compensation agreement with Mr. Harnois providing for a 3 year term, annual compensation of $120,000, plus a $10,000 signing bonus and options to purchase 15,000 shares annually for up to 45,000 shares of the Company's common stock over the term of this agreement at an exercise price equal to the price quoted as of the average closing price of the Common Stock over he twenty days prior to the date his executive compensation agreement was executed.

         Effective February 8, 2000, Mr. Frank J. Moreno, a member of the Company's Board of Directors and its President and Chief Operating Officer resigned from those capacities, although he will continue to provide consulting services to the Company on an ad hoc basis. Mr. Moreno has executed an amendment to his employment contract reflecting these arrangements, dated as of February 2, 2000, under which he will continue to be compensated through April 2001 in four equal installments payable at equal intervals commencing on February 8, 2000 in the amount of $62,500 each

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Item 27.            Financial Data Schedule

         Exhibit 10.1        Employment Agreement between the Company and Don
                             Harnois

         Exhibit 10.2 Amendment to Frank Moreno Employment Agreement, dated April 29, 1998

(B)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 22, 2000


                                 CinemaStar
                                 Luxury Theaters, Inc.


                                 by: /s/  Jack R. Crosby
                                     -----------------------------------------
                                     Jack R. Crosby
                                     Chairman and Chief Executive Officer
                                     (principal executive officer)


                                 by: /s/  Donald H. Harnois, Jr.
                                     ------------------------------------------
                                     Donald H. Harnois, Jr.
                                     Vice President and Chief Financial Officer
                                     (principal financial officer and
                                     principal accounting officer)