Form 10KSB
period 2000-03-31
CINEMASTAR LUXURY THEATERS INC
filed 2000-06-29
CIK 931085

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    (MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                                 (858) 509-2777
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class         Name of each exchange on which registered
                None                                   None


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                             Common Stock, par $0.01
                           Class B Redeemable Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 23, 2000 as reported on the NASDAQ Small Capital Market, was approximately $6,485,733. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant's revenues for the year ended March 31, 2000 totaled $27,964,206.

As of June 23, 2000 Registrant had outstanding 6,289,196 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents of CinemaStar Luxury Theaters, Inc. are incorporated by reference within this filing.

(1)      Registration Statement No. 33-86716.
(2)      Form 10-KSB for the year ended March 31, 1995.
(3)      Form 8-K for June 6, 1996.
(4)      Form 10-KSB for the year ended March 31, 1996.
(5)      Form 10-Q for the period ended June 30, 1996.
(6)      Form 10-Q for the period ended December 31, 1996.
(7)      Form 8-K filed July 1, 1997
(8)      Form 10-KSB for the year ended March 31, 1997.
(9)      Proxy Statement filed November 17, 1997.
(10)     Form 10-KSB for the year ended March 31, 1998.
(11)     Form 10-QSB for the period ended June 30, 1998.
(12)     Form 10-QSB for the period ended September 30, 1998.
(13)     Proxy Statement filed October 23, 1998.
(14)     Form 10-QSB for the period ended December 31, 1998
(15)     Form 10-KSB for the period ended March 31, 1999
(16)     Form 10-QSB for the period ended June 30, 1999
(17)     Form 10-QSB for the period ended September 30 , 1999
(18)     Proxy Statement filed September 29, 1999
(19)     Form 10-QSB for the period ended December 31, 1999

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

                                     PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

GENERAL

CinemaStar Luxury Theaters, Inc. (the "Company") was incorporated in the state of California in April 1989 under the name Nickelodeon Theater Co., Inc. The Company adopted its current name in August 1995. The Company reincorporated in the state of Delaware in December 1998. The Company's corporate offices are located at 12230 El Camino Real, Suite 320, San Diego, CA 92130, and its phone number is (858) 509-2777. The Company also maintains executive offices in Austin, Texas.

The Company owns and operates multi-screen movie theaters in Southern California and Northern Mexico. Approximately 69% of the Company's revenues are derived from the sale of movie tickets, 29% from concession sales, and approximately 2% from the operation of video games and other revenues. To date, the Company has incurred net losses during each fiscal year in which it has been in operation. The Company currently operates nine theaters with a total of 103 screens.

        - The Company's first theater, an eight-screen complex in Oceanside, California, opened in November 1991. In July 1997 the Company added five screens to this theater.

        - In May 1992 the Company acquired the Galaxy Six Cinemas, a six-screen theater in Bonsall, California

        - In May 1993 the Company opened Chula Vista 10, a ten-screen complex in Chula Vista, California

        - The Company acquired the Chula Vista 6, a six-screen complex in downtown Chula Vista, California, in August 1995. This theater was renovated in March 1998.

        - In March 1996 the Company opened a 14-screen theater in the Mission Grove Mall in Riverside, California. In April 2000 the Company added 4-screens to this complex.

        - In August 1996 the Company opened a ten-screen theater in Perris, California

        - In November 1996 the Company opened a ten-screen theater adjacent to the University of California at Riverside, in Riverside, California

        - In November 1997, the Company's then 75%-owned subsidiary in Mexico opened Plaza Americana 10, a ten-screen theater in Tijuana, B.C., Mexico. The Company acquired the remaining 25% equity interest in this subsidiary in December 1998.

        - In December 1999 the Company opened the Empire 20, a twenty screen megaplex in San Bernardino, California

The Company has pursued a strategy of selectively developing and leasing, or purchasing multi-screen theaters. All the Company's theaters, except for the Chula Vista 6, are leased properties. In evaluating potential theater projects , the Company attempts to locate sites in which it believes it can achieve a leading market position as the sole or leading exhibitor in the targeted film zone. Film zones are geographic areas established by film distributors. A film is generally allocated to only one theater per film zone. Film zones may be changed at any time for a variety of reasons, most of which are outside the control of the Company.

The Company believes that 83 of the 93 screens located in the United States are located in film zones in which it is the only exhibitor, although there are not significant barriers to entry to prevent the Company's competitors from entering these film zones. By developing theaters in film zones in which there are a limited number of existing theaters, the Company believes it is able to negotiate more effectively with motion picture distributors to supply the Company's theaters with the most desirable films. While the Company believes it can favorably compete with respect to the licensing of films, poor relationships with film distributors, disruptions in the production of motion pictures, or poor quality film product can have a material adverse effect upon the Company's business, results of operations and/or liquidity.

The Company believes that convenient theater locations, high-quality sound systems and projection equipment, luxurious and comfortable environments, and carefully selected and trained staff enables the Company to attract patrons and provide them with an enjoyable movie-going experience. The Company's theater complexes contain multiple auditoriums each having 118 to 500 seats, which allows the Company to adjust screening schedules and to shift films between the larger and smaller auditoriums within a complex in response to audience demand. The Company expects that its future growth will be dependent upon its ability to develop new theaters in desirable locations, although it may consider strategic acquisitions of existing theaters or theater chains.

The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and locating new theater sites. Many of the Company's competitors, including AMC, Regal Theaters, Pacific Theaters, and Edwards Cinemas , have been in existence longer than the Company, and are better established in the markets in which the Company's theaters are or may be located. Many of the Company's competitors are better capitalized than the Company and have better access to capital than the Company.


FISCAL YEAR 2000 DEVELOPMENTS

THEATER ADDITIONS
On December 10, 1999, the Company opened its newest theater, a twenty screen complex in downtown San Bernardino, California. The theater is fully state-of-the-art, featuring stadium seating, and high quality projection and sound systems. The theater provides its patrons with a luxurious and comfortable environment featuring such amenities as a spacious lobby, modern concession stands, comfortable highback seating, and excellent site lines as a result of the theater's stadium seating design. The theater complex contains approximately 80,000 square feet, and is a focal point of the City of San Bernardino's downtown redevelopment efforts. The Company is working with the City of San Bernardino and the developers for the complex to add restaurants and retail shops on the pads sites adjacent to the theater.

On April 14, 2000, the Company completed the expansion of its Mission Grove theater from 14 to 18 screens. The four screen expansion features stadium seating, high-back love seats, retractable cup holders, and state-of-the-art projection and sound equipment. The expansion, which encompasses approximately 20,000 square feet, includes a full service concession stand in addition to the four new stadium auditoriums. The expansion of the Mission Grove complex further solidifies CinemaStar's position as the leading theater operator in Riverside County.

THEATER DISPOSITION
The Company has signed an agreement to sell its six-screen complex on Third Avenue in Chula Vista, California. The prospective purchaser is the World Harvest Christian Center ("the Church"), a community-oriented, local church which has been based in Chula Vista since 1987, and which has over 500 members in its congregation. The proposed gross sale price is $1,700,000. The Church is currently performing its due diligence, and has applied to the City of Chula Vista for a conditional use permit which will be necessary for the Church to operate at that location. The Company anticipates closing the sale in either the late summer or early fall of this year, however management can not provide any assurances as to when or if this sale transaction will be completed.

As a result of the addition of two new megaplexes to the Chula Vista market, this theater is no longer able to perform at a level sufficient to warrant continued operation. Further, the property is encumbered with a mortgage of approximately $1,500,000 as of March 31, 2000. This mortgage limits the Company's ability to draw down additional funds from its existing credit facility, therefore limiting the Company's access to the capital it needs to pursue new growth opportunities. Accordingly the

Company is attempting to sell this theater. The sale of this theater and the pay down of the related mortgage loan is essential to the Company's ability to execute its near-term business strategies.

SALE OF COMMON STOCK
On March 28, 2000, the Company sold 2,424,158 shares of the Company's common stock to the Company's principal shareholder, SCP Private Equity Partners, LP ("SCP"). The purchase price was $1.44 per share for an aggregate purchase price of $3,500,000. Pursuant to the terms of the Stock Purchase Agreement, under certain circumstances, the Company has the option to sell SCP an additional 692,617 shares of common stock, also at $1.44 per share for an aggregate purchase price of $1,000,000 at any time until March 28, 2002, so long as there have been no material adverse changes in the Company, or in the Company's business subsequent to March 28, 2000. Under the terms of the Stock Purchase Agreement, the Company granted SCP warrants to purchase additional 779,194 shares of the Company's common stock at a price of $1.44 per share. The warrants issued in conjunction with the Stock Purchase Agreement expire on March 28, 2005. In as much as the warrants were issued at fair value, no value has been assigned to these warrants.

The proceeds from the sale of the common stock have been, or will be used to fund the Company's construction obligations related to the new San Bernardino theater and the Mission Grove theater expansion, to reduce the Company's borrowings under its revolving credit facility, and to meet seasonal working capital needs.

CREDIT FACILITY AMENDMENT
On April 4, 2000, the Company amended its Revolving Credit Agreement. Under the terms of the amendment, the total available borrowing was reduced from $15,000,000 to $5,000,000, and the termination date of credit facility was changed from August 31, 2005 to December 31, 2000. The amendment required the Company to complete the $3,500,000 sale of stock to its principal shareholder, and to use $1,000,000 of the proceeds from the sale of the common stock to reduce the Company's outstanding borrowings on its credit facility from $3,000,000 to $2,000,000. The amendment waived certain covenant violations and adjusted certain positive and negative covenants to make them more consistent with the Company's expected future financial performance.

The Company is unable at draw against the facility as of March 31, 2000, as the Company's leverage ratio exceeds the maximum established by the April 4, 2000 amendment to the Revolving Credit Agreement. The Company will be able to draw down on the credit facility once its leverage ratio is under the maximum specified by the amendment, however, the amount of borrowings the Company anticipates becoming available is not expected to be significant, as the borrowings will continue to be limited by the leverage ratio covenant.


SUMMARY OF FISCAL YEAR 2000 OPERATING RESULTS
The Company has had significant net losses in each fiscal year of its operations, including net losses of $5,231,252 and $1,586,372 in the fiscal years ended March 31, 2000 and 1999, respectively. The fiscal year 2000 loss included an asset impairment charge of $2,000,000; therefore the net loss for the year excluding the asset impairment charge was $3,231,252.

In an effort to improve operating results, the Company has enhanced and tightened its management team, reduced corporate overhead, and improved its balance sheet by the addition of $3,500,000 of common equity. The Company is also positioning itself to attempt to take advantage of cyclical opportunities in the distressed domestic motion picture exhibition industry. Certain aspects of the motion picture exhibition industry outside the Company's control, such as the quality and commercial appeal of the film product released by Hollywood, may negatively impact the Company financial performance, however, management has identified certain trends that may positively impact the Company financial performance, including:

        - The pace of new construction in the industry seems to have peaked due to rising interest rates and a lack of development capital, and

        - The growth characteristic in the Company's home region remains very strong

There can be no assurance as to when or if the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, such profitability is contingent on numerous factors such as those identified above, and other factors, many of which are outside the control of the Company. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2000, the Company held cash and cash equivalents in the amount of $2,646,975. Over the near term, the Company will have to fund its remaining obligations of approximately $1,700,000 related to the San Bernardino and Mission Grove construction projects. The Company is also obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31, 2000. Management can make no assurances as to the Company's ability to meet its construction obligations, pay down its credit facility debt, and fund its working capital requirements over the next twelve months.

Management plans to improve the Company's liquidity through securing a new debt facility, either a revolving credit facility or a term loan, from a new senior lender. The Company's ability to secure a new debt facility will be enhanced if it is able to complete the sale of one of its theaters and pay off the related mortgage loan on the property. Management can give no assurances that it will be able to secure a debt facility on terms favorable to the Company, if at all. Further, management can give no assurances that it will be able to sell the theater property.

Management is also in the process of implementing strategies to increase theater revenues, reduce theater operating expenses, and reduce general and administrative expenses. To the extent management can increase the Company's Earnings Before Interest, Depreciation, and Amortization (EBITDA), the Company will have an increased capacity for borrowing. Management can give no assurances that its strategies to increase revenues and reduce expenses will be successful, or that it will be able to significantly improve the Company's EBITDA.


ASSET IMPAIRMENT CHARGE
On a regular basis, the Company evaluates and assesses its assets for impairment under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The criteria used for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods, including the potential proceeds from disposition of the property, as well as the strategic significance of the assets to the Company's business activities. Based upon the Company's review of its portfolio of theater assets in accordance with SFAS 121, the Company recorded a $2,000,000 loss related to the impairment of certain theater assets in the fourth quarter of fiscal year 2000. Approximately $1,800,000 of the impairment loss relates to the Company's write down of the value of the Chula Vista 6 property, which the Company is in the process of selling.


OVERVIEW OF MOVIE EXHIBITION INDUSTRY

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of single screen theaters to large national chains of multi-screen theaters, some of which are affiliated with entertainment conglomerates. In an effort to achieve greater operating efficiencies, many theater operators have emphasized the development of multi-screen theater complexes over the past decade, as evidenced by an increase in the total number of screens in the United States, as well as an increase in the average number of screens per location.

The movie industry saw another record year in calendar 1999 with total U.S. boxoffice grosses reaching $7.45 billion, a 7% increase over 1998 boxoffice grosses of $6.95 billion. The number of moviegoers in 1999 was approximately
1.465 billion. The record year was the result of an extraordinarily strong slate of summer films, including Star Wars: Episode I The Phantom Menace, The Sixth Sense, and Austin Powers, The Spy Who Shagged Me. Films that generate gross boxoffice receipts of $100 million or more are considered "blockbusters", and in 1999, Hollywood released 18 "blockbuster" films, which was also set an industry record.

Despite the proliferation of distribution channels for motion pictures, theatrical exhibition remains the initial and primary distribution channel. A movie's success "on the big screen" is the primary determinant of that movie's eventual success in secondary distribution channels such as cable, video, and exhibition in international markets. The emergence of secondary distribution channels has actually helped the theater industry, as the downstream markets for major motion pictures generate additional revenues for the film studios, who can then invest their increased earnings in producing a greater number of big budget, potential blockbuster films. A survey completed by the National Association of Theater Owners shows that U.S. theater attendance has remained relatively steady within a range of 1.1 billion to 1.5 billion per year over the past 10 years.

There can be no assurance, however, that new or alternative forms of entertainment or motion picture delivery systems will not adversely impact motion picture attendance in general or at the Company's theaters in particular, in the future.

Movie theaters have consistently offered high quality family entertainment at a relatively low cost, which has also supported the steady growth of the exhibition industry. Over the last decade, the average cost of a first-run movie ticket has increased at a rate less than the Consumer Price Index. At the same time, the cost of attending professional sporting events has escalated at a far greater rate. The continued high perceived value of the movie-going experience has enabled the theater industry to remain relatively resistant to recession and other economic downturns.

Current demographic trends also favor the movie exhibition industry. The "screenager" population, or persons aged 12-19, represents the largest theater customer base, generating approximately 30 percent of total boxoffice receipts. This age group, the offspring of the "Baby Boomers," is growing twice as fast as the overall U.S. population. In addition to the rapid growth of this age group, screenagers have more disposable income than their parents had at their age, and attend movies more frequently. These moviegoers have a strong preference for theaters that offer a high quality presentation and modern amenities such as stadium seating.

Historically, the motion picture industry's largest producers and distributors have been the major studios (Paramount, Disney/Miramax/Touchstone, Warner Bros., Columbia/Tri-Star, Universal, 20th Century Fox MGM/UA and Dreamworks), with no single studio dominating the film distribution market. Since 1989, films distributed by these companies have accounted for between approximately 84% and 96% of annual U.S. boxoffice revenues.

The motion picture exhibition industry tends to be seasonal, as major film distributors generally release the films expected to have the greatest commercial appeal during the summer and during the Thanksgiving through year-end holiday season. The Company believes, however, that this seasonality has been reduced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

The theater industry experienced an unprecedented period of growth in the mid-to-late nineties, often referred to as the "re-screening of America", during which theater chains built large, multi-screen theater complexes, with anywhere from 14 to 30 screens. When a theater has 14 or more screens, it has the ability to show multiple prints of the latest releases at staggered start times. In addition to an increased number of screens, the theater companies added other amenities such as snack bars and game rooms, which positioned the theaters as entertainment destinations for the entire family. The concept is that a family could go to a megaplex theater, be reasonably assured that one of the movies they wanted to see (adults and children perhaps selecting different movies) would be starting relatively soon, and if there was any free time before or after the movie, the patrons could play video games, or grab a snack, cup of coffee, or desert.

The growth initiated by the theater companies attracted the attention of Wall Street, and even more money was poured into the industry to further fuel the construction of new theaters. Eventually, by the late 1990's, the market became oversaturated, as the number of domestic screens jumped from 22,921 in 1989 to 34,781 in 1999 according to an article published by Paul Kagan Associates. Many of the newest theaters built have not met the theater companies' performance expectations, and many of the older, smaller theaters, which for years provided steady, reliable cash flow, are being forced to close as they cannot compete with the new, large theater megaplexes.

The theater industry as a whole is experiencing a widespread economic downturn. Many publicly held theater companies' stocks are trading at historical lows. Because of the recent poor financial performance of theater companies, a very limited amount of new capital is being invested in the theater industry. The market saturation and increased competition brought about by the theater building boom of the 1990's has resulted in reduced theater operating cash flow. The lack of new capital coupled with declining operating cash flow will greatly limit the construction of new theaters in the near term.


BUSINESS STRATEGY

CinemaStar did not participate in the 1990's building boom which gripped the theater industry as actively as many of its competitors, and accordingly, the Company is not burdened with the excessive amounts of debt that have typically accompanied aggressive capital expansion. CinemaStar is however subject to the increased competition that resulted from the construction of new theaters. The components of management's strategy in this time of fierce competition in the theater industry are:

        - Maximize the revenue generated by its existing theaters - this involves efforts to increase attendance and foot traffic in the developments where the Company has theaters, and take advantage of opportunities to maximize ticket, concession and other revenues

        - Minimize theater operating costs - this involves examining all aspects of the theaters' operations to identify opportunities to reduce costs or gain efficiencies without reducing the level of customer service

        - Minimize general and administrative expense - this involves reviewing the processes and functions performed in the Company's headquarters, and reducing costs by limiting activity to only value-added activities

        - Disposition of underperforming theaters - the Company will continue to review the operational performance of each of its theaters in an effort to identify opportunities to improve operating results. To the extent it is determined a particular theater will no longer be able to achieve satisfactory operating results, the Company will develop and pursue a strategy to dispose of that theater

        - Limit the development of new domestic theater properties, utilize operating cash flow to reduce the Company's debt, and position the Company to take advantage of development opportunities once the over-screened condition in the domestic market subsides.

        - The Company will attempt to expand outside domestic borders. This expansion is premised on the Company being able to identify viable opportunities, and the Company's ability to negotiate financing, leasing and/or operating agreements on terms favorable to the Company.


OPERATIONS

REVENUES
A majority of the Company's revenues are from the sale of movie tickets. Ticket sales have represented 68.5% and 68.8% of the Company's total revenues in fiscal 2000 and 1999, respectively. In addition to revenues from box office admissions, the Company receives revenues from concession sales. During the Company's 2000 and 1999 fiscal years, concession sales constituted 29.0% and 28.8% of the Company's total revenues respectively.

The Company also operates video and skill games at each of its locations. Video games do not constitute a significant portion of the Company's revenues. During fiscal 2000 and 1999, revenues from video games were $442,207, or 1.6% of total revenues) and $445,956 (1.6% of total revenues), respectively. During fiscal 1999, the Company entered into a screen-advertising contract for all of its domestic theaters. In fiscal 1999, the Company also entered into a contract that allowed for the installation of automated teller machines at selected theaters. Revenues from these contracts are not material.

FILM LICENSING
The Company licenses films from distributors on a film-by-film and theater-by-theater basis. Prior to negotiating for a film license, representatives of the Company generally have the option to preview and evaluate upcoming films. The Company's success in choosing a given film to license depends to a large extent on its knowledge of the trends and historical film preferences of the residents in the markets served by its theaters. The availability of commercially appealing motion pictures films from which to choose varies from month to month, and from year to year.

Films are licensed from both major film distributors and independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones that generally encompass a radius from three to six miles in metropolitan and suburban markets (depending primarily on population density), and allocate each available film to one theater within that zone. The Company generally attempts to locate its theaters in film zones in which it is the sole exhibitor or leading exhibitor, thereby permitting the Company to show the most commercially appealing films in these zones. The Company believes that 83 of its 93 screens in the United States are located in film zones in which it is the sole exhibitor, however there are no significant barriers to entry to prevent the Company's competitors from entering these film zones.

In film zones where the Company is the sole exhibitor, the Company generally obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there are multiple exhibitors, a distributor will either require the exhibitors in the zone to bid for a film or will allocate films among the exhibitors in the film zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered which movies and then that exhibitor will negotiate film rental terms directly with that distributor. At present, the Company does not bid for films in any of its markets, although it may be required to do so in the future.

Film licenses are entered into under a negotiated process that typically specifies rental fees based on the higher of a gross-receipts formula, or theater admissions revenue formula. Under a gross-receipts formula, the distributor receives a specified percentage of box office receipts from the licensed film with the percentage declining over the term of the film's run. First run film rental fees usually begin at approximately 70% of box office receipts for the licensed film and gradually decline, over a period of four to seven weeks, to as low as 30% of box office receipts. Under a theater admissions revenue formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts for a given film over a negotiated allowance for theater expenses.

If the distributor deems a film to be extremely promising, or if the distributor believes the Company's financial position is not strong enough to warrant an extension of credit, it may require the Company to make advance payments of film rental fees in order to obtain a license for a film. To date, the Company has not been required to make any such advance payments, but there is no assurance that such payments will not be required in the future. Although not specifically contemplated by the provisions of film licenses, the terms of film licenses often are adjusted or renegotiated by distributors subsequent to the initial release of the film. The Company's film licensing cost was $10,188,451 and $9,989,353 in 2000 and 1999, respectively.

The Company's business is dependent upon the availability of marketable motion pictures and its relationships with distributors. While many "independent" distributors provide first-run movies to the motion picture exhibition industry, distribution historically has been dominated by a limited number of major companies. Warner Brother, Paramount, 20th Century Fox, Universal, Disney/Miramax/Touchstone, MGM/UA, Columbia/Tri-Star and Dreamworks have accounted for between approximately 84% and 96% of domestic admission revenues since 1989, and virtually every one of the top grossing films in a given year, since 1989. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, poor commercial appeal of motion pictures or poor relationships with distributors would have a material adverse effect upon the Company's business and results of operations.

CONCESSIONS
CinemaStar believes offering a wide variety of fresh, delicious snacks and beverages is important in ensuring the patrons have an enjoyable movie-going experience. CinemaStar strives to offer an inviting mix of products; in addition to the traditional popcorn, candy and soda, CinemaStar offers hot dogs, nachos, pretzels, ice cream, and non-carbonated beverages. Most items come in a variety of sizes to suit all appetites, and certain products are offered in convenient, affordable combinations or "combo's". The concession stands are adequately staffed with friendly, efficient cast members to ensure quick service.

ADVERTISING AND MARKETING
The primary vehicle for theater advertising is print media, usually in the form of the movie listings page of local newspapers. The advertisements produced by the Company include a listing of the movies, the showtimes, and an address and phone number for the theater. CinemaStar also lists movie showtimes and theater information on its company website. Movie distributors launch multi-million dollar, nationwide advertising campaigns to promote new and upcoming releases. These nationwide campaigns encompass television, radio, print, and now Internet media to create word-of-mouth and to generate public interest in their films.

CinemaStar also participates in cooperative or "co-op advertising" programs with all major film distributors. In co-op advertising programs, the theater company and the film distributor share the cost of a quarter or half page print advertisement for a single film that also includes a small advertisement indicating which local theaters are showing the film. The other primary advertising medium for feature films is through the use of "trailers", which are the short clips or previews typically shown in theaters before the start of the featured movie.

CinemaStar actively markets its new theaters through grand opening promotions, including "VIP" pre-opening parties, newspaper, and radio advertising. Other promotional events, such as live concerts or celebrity appearances or are also staged, and often generate free local media coverage. Promotional costs are expensed by the Company as incurred.

CUSTOMER SATISFACTION / QUALITY CONTROL
CinemaStar emphasizes patron satisfaction in all aspects of its operations. The auditoriums are clean and modern, and feature top quality projection and sound as well as stadium-style seating. The Company strives to secure a variety of film product to accommodate a wide spectrum of moviegoers. The concession stands offer a generous selection of delicious snacks and beverages, are conveniently located, and are adequately staffed to limit the amount of time patrons have to wait in line. Game rooms offer the latest and most popular video games. CinemaStar performs a series of periodic reviews of all aspects of its operations to ensure the Company offers its customers superior service and a high quality presentation.

THEATER MANAGEMENT
CinemaStar is committed to having each theater managed by professional, courteous and knowledgeable managers. Typically, a theater will have one general manager, two or three assistant managers, and approximately 40 cast members, a vast majority of which work part time. The theater managers are incentivized to maximize revenues, control costs, and achieve certain customer satisfaction and operational performance goals. The theaters' cast members are also included in certain incentive programs. All theater employees are charged with ensuring customer satisfaction and are given a fair amount of latitude to guarantee each customer has an enjoyable movie going experience. CinemaStar also employs a corporate trainer whose role is to rotate through each of the theaters in the Company's circuit to provide orientation training to new employees, and ongoing training to existing managers and cast members.

CENTRALIZED CORPORATE OPERATIONS
CinemaStar centralizes many of its functions in its corporate office, including film licensing, concession purchasing, marketing, human resources, and accounting. This enables CinemaStar to operate a large number of theaters while incurring minimal general and administrative expense.

THEATER DEVELOPMENT
Once a potential theater site has been identified, the Company formulates a plan to finance and construct the theater. The Company generally oversees the design, development and construction of its theaters, and utilizes independent architects, building consultants and general contractors. In the case of newly developed theaters that will be leased by the Company, the landlord or developer typically provides a construction allowance, and the Company is responsible for the cost of completing the construction including any cost overruns.

While the Company believes that its direct oversight of the design and construction of its theaters provides a certain degree of control over the quality, cost and timing of construction, the Company remains subject to many of the risks inherent in the development of real estate, including the risk of construction cost overruns and delays. Other risks associated with the development and construction of theaters include the impact of changes in federal, state, and local laws and regulations, labor union actions, adverse weather, earthquakes and other natural disasters, materials shortages, and increases in the costs of labor and materials. There can be no assurance that the Company will be able to successfully complete any pending or proposed theater development in a timely manner or within the budgeted cost allowance.

COMPETITION

Participants in the domestic motion picture exhibition industry vary substantially in size, from small independent operators of a single screen theater to large national chains of multi-screen theaters affiliated with entertainment conglomerates. Many of the Company's competitors, including AMC, Regal Theaters, Pacific Theaters, and Edwards Cinemas have been in existence significantly longer than the Company, are better established in the markets where the Company's theaters are or may be located, and are better capitalized than the Company. The Company also competes with these other exhibitors for potential theater sites.

Many of the Company's competitors have established long-term relationships with the major motion picture distributors, who distribute a large percentage of the commercially successful films. Although the Company attempts to identify film licensing zones in which there is no substantial competition, there are no real barriers to entry with respect to a given film zone for the Company's competitors, and there can be no assurance that the Company's competition will not develop theaters in the same film zones or in the same geographic vicinity as the Company's theaters.

The motion picture exhibition industry is highly competitive, particularly with respect to patrons and film licensing. The ability to attract patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices. The ability to license a particular film is dependent on the seating capacity, location and prestige of an exhibitor's theaters, the quality of projection and sound equipment at the theaters, and the exhibitor's ability and willingness to promote the film. The Company believes that it competes favorably with respect to each of these factors.

The trend in the motion picture exhibition industry over the past several years has been to construct toward larger, multi-screen theater complexes having 16 to 24 screens, which are often part of larger family entertainment/retail. As a result, certain of the Company's competitors have significantly increased their number of theaters and screens in operation. Continued theater construction has caused certain markets in which the Company operates to become over-screened. The resulting market saturation has negatively impacted the operating results and related cash flows of the Company theaters in those certain markets. This construction trend has also made it difficult for the Company's to identify attractive sites for new theater development.

Many of the Company's competitors have constructed new theaters with stadium seating, a design that ensures each row is a step higher than the one in front of it. Such stadium theaters are more expensive to construct than traditional theaters. The Company believes that stadium theaters constructed by competitors in the vicinity of certain of its current theaters which do not have stadium seating have, and will continue to negatively impact the operating results and related cash flows of its theaters. Stadium seating increases the construction cost per screen for new theater complexes. The increased construction costs must be borne by the theater operators, dramatically raising theater companies investment on a per screen basis.

Future advancements in motion picture exhibition technology and equipment may result in the development of state-of-the-art theaters by the Company's competitors that could make the Company's current theaters obsolete. There can be no assurance that the Company will be able to incorporate such new technology or equipment, if any, into its existing or future theaters.

Despite the proliferation of distribution channels, theatrical exhibition remains the initial and primary distribution channel for major motion pictures. A movie's success "on the big screen" is the primary determinant of that movie's eventual success in secondary distribution channels such as cable, video, and exhibition in international markets. The emergence of secondary distribution channels has actually helped the theater industry, as the downstream markets for major motion pictures generate additional revenues for the film studios, who can then invest their increased earnings in producing a greater number of big budget, potential blockbuster films. A survey completed by the National Association of Theater Owners shows that U.S. theater attendance has remained relatively steady within a range of 1.1 billion to 1.5 billion per year over the past 10 years. There can be no assurance, however, that new or alternative forms of entertainment or motion picture delivery systems will not adversely impact motion picture attendance in general, or at the Company's theaters in particular, in the future.


GOVERNMENT REGULATION

The distribution of motion pictures is regulated by federal and state antitrust laws, and has been the subject of numerous antitrust cases. The Company has never been a party to any such case but its licensing operations are subject to decrees issued in connection with such cases. Consent decrees resulting from these cases, which predate the formation of the Company, bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theater-by-theater basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with the major distributors, but must negotiate for licenses on a film-by-film and theater-by-theater basis.

The Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company designs its theaters so that they are in conformity with the ADA and it believes that its existing theaters are in substantial compliance with all currently applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled and the Company does not currently anticipate that such compliance will have a material adverse effect on the Company.

The Company's theater operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing. A significant portion of the Company's employees are paid at the State of California's mandated minimum wage rate and, accordingly, further increases in the State's minimum wage rate will increase the Company's labor costs.

When constructing theaters, the Company, its contractors, and landlords are subject to local and state building codes and other local zoning laws and regulations. The Company does not anticipate that compliance with such laws and regulations will have a material adverse effect on the Company's business, or its ability to develop new theaters.


EMPLOYEES

As of June 23, 2000, the Company employed 411 persons, of whom 54 were full-time and 357 were part-time employees. Of the Company's employees, 19 are corporate office personnel, 35 are theater management personnel and the remainder are theater staff members. The Company is not subject to any union or collective bargaining agreements, except in Mexico where 65 of the Company's theater staff employees are under a local union contract. The Company considers its relations with its employees to be good.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently operates eight theaters with an aggregate of 93 screens in the San Diego and Riverside Counties of California, and one theater with 10 screens in Tijuana, B.C., Mexico. The Company owns the land and building for the Chula Vista 6 theater. There is a mortgage on the Chula Vista 6 theater of approximately $1,560,000 as of March 31, 2000.

The Company's operates eight theaters pursuant to lease agreements. The leases have original terms ranging from 15 to 25 years, with renewal options for an additional 10 to 15 years. The leases provide for minimum annual rent payments and percentage rent payments if the theater's revenue exceeds a certain amount. All of the Company's leases are triple net leases, which require the Company to pay insurance, property taxes and a portion of the lessor's operating or common area maintenance expenses. The following is a summary of the Company's theater properties as of June 23, 2000:


                                                                           # of
Theater Name                  Location                       Sq. Ft.      Screens    # of Seats   Leased/Owned
------------                  --------                       -------      -------    ----------   ------------
Chula Vista 10 (1)            Chula Vista, CA                 34,000         10         2,178        Leased
                              (South San Diego County)

Chula Vista 6                 Chula Vista, CA                 22,500          6         1,424        Owned
                              (South San Diego County)

Mission Marketplace 13        Oceanside, CA                   43,000         13         2,168        Leased
                              (North San Diego County)

Galaxy Six Cinemas            Bonsall, California             22,780          6         1,340        Leased
                              (North San Diego County)

Mission Grove 18 (2)          Riverside, CA                   66,000         18         3,943        Leased
                              (Mission Grove Plaza,
                              Riverside County)

Perris 10                     Perris, CA                      35,000         10         1,822        Leased
                              (Perris Plaza Retail
                              Shopping Center)

University Village 10         Riverside, CA                   42,000         10         2,099        Leased
                              (adjacent to University of
                              California in Riverside, CA)

Plaza Americana 10 (3)        Tijuana, B.C., Mexico           40,000         10         1,853        Leased
                              (Plaza Americana Shopping
                              Mall)

San Bernardino 20             San Bernardino, CA              80,000         20         4,158        Leased
                              (San Bernardino County)

(1) Leased by the Company's wholly owned U.S. subsidiary, CinemaStar Luxury Cinemas, Inc.

(2) The Company completed a four screen addition to this theater in April 2000, which increased the number of screens from 14 to 18 screens

(3) Leased by the Company's wholly owned Mexican subsidiary, CinemaStar Luxury Theaters, S.A. de C.V.


ITEM 3 - LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform and seeks damages of $1.25 million. The landlord has already leased the property to another tenant, which the Company believes would mitigate all, or a portion of the damages sought. Recently, the landlord has entered into an agreement to sell the property, which will likely change the damage claim of the plaintiff. Discovery is on hold until completion of the sale transaction. The Company intends to vigorously defend this action. Management does not believe the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or its results of operations.

On March 9, 2000, Russell Seheult, a former director of the Company filed suit in the Superior Court for the State of California in San Bernardino County. He alleges the Company has breached its obligation to make weekly payments in the amount of $1,000 pursuant to a purported consulting agreement between him and the Company. This matter is in the early stages of discovery, and a trial date has not been set. Management does not believe the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or its results of operations.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Small Cap Market (Symbol:
LUXY). The table below shows the high and low bid prices as reported by the NASDAQ. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The prices for the Company's common stock have been adjusted to reflect the impact of a one-for-seven reverse stock split, effective December 2, 1998.


                                     COMMON
                                      STOCK
                                     (LUXY)
                                   HIGH    LOW

      FISCAL YEAR ENDED MARCH 31,

      1999
      First Quarter                         $10.29   $6.13
      Second Quarter                          9.63    5.91
      Third Quarter                           7.00    4.38
      Fourth Quarter                          6.88    3.53

      2000
      First Quarter                          $6.00   $2.63
      Second Quarter                          4.66    3.25
      Third Quarter                           3.91    1.84
      Fourth Quarter                          2.56    1.06


As of June 23, 2000, the Company had approximately 108 shareholders of record.

The Company has also issued two classes of warrants for the purchase of the Company's common stock: the Redeemable Warrants and the Class B Redeemable Warrants. NASDAQ has delisted the Redeemable Warrants (LUXYW.OB) as of December 14, 1998 due to the absence of two market makers for the securities. The Redeemable Warrants (LUXYW.OB) expired on February 6, 2000. NASDAQ has also delisted the Class B Redeemable Warrants (LUXYZ.OB) as of June 27, 1998 due to the absence of two market makers for the securities. The Class B Redeemable Warrants may now trade on the over-the-counter ("OTC") market, upon application by market makers. The Class B Redeemable Warrants Expire on September 15, 2001.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future. Earnings of the Company, if any, are expected to be retained for use in expanding the Company's business. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, if any, capital requirements, financial condition and such other factors as the Board of Directors may consider relevant.


ONE-FOR-SEVEN REVERSE STOCK SPLIT AND DELAWARE REINCORPORATION

The Company completed a one-for-seven reverse stock split of its Common Stock, effective December 2, 1998. The reverse stock split affected the Company's Common Stock and all options and warrants that are convertible into the Company's Common Stock. The number of shares of the Company's Common Stock outstanding prior to the reverse stock split was 27,054,902 and after the reverse stock split was 3,864,986. All references to shares in this form 10-KSB have been restated to reflect the one-for-seven reverse stock split. The Company reincorporated in Delaware effective December 1, 1998. As a result, the Company's common stock has a par value of $0.01. Previously the Company's common stock had no par value.

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


RESULTS OF OPERATIONS

The Company began fiscal year 2000 with eight theaters for a total of 79 screens. In December of 1999, CinemaStar opened a twenty screen complex in San Bernardino, California, which brought the total number of screens as of March 31, 2000 to ninety-nine. For all of fiscal year 1999, the Company operated eight theaters with a total of 79 screens. The increased attendance resulting from the opening of the San Bernardino complex was offset by decreased attendance in certain of the other more competitive markets where the Company operates. The net effect of the attendance increases and decreases were relatively flat revenues, but higher theater operating costs in 2000 as compared to 1999.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $5,231,252 and $1,586,372 in the fiscal years ended March 31, 2000 and 1999, respectively. The fiscal year 2000 loss included an asset impairment charge of $2,000,000; therefore the net loss for the year excluding the asset impairment charge was $3,231,252. There can be no assurance as to whether or when the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, such profitability is contingent on many factors such as the availability of marketable motion pictures, and management's on-going efforts to improve theater operating results and reduce general and administrative expenses. Any substantial profitability will depend, among other things, on the Company's ability to grow its operations through the addition of new screens.


FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999.

Total revenues for the year ended March 31, 2000 increased 0.8% to $27,964,206 compared to $27,736,337 for the previous fiscal year. Admission revenues increased by $89,346, or 0.5%, and concession sales and other operating revenues increased by $138,523, or 1.6%. The increase in revenues attributable to the opening of the new twenty screen theater in San Bernardino was substantially offset by revenue decreases at certain of the Company's other theaters.

Same theater domestic admissions and other revenues declined in the current year compared to the prior year, despite a 6.6% increase in domestic ticket prices. The decline in domestic revenues is primarily attributable to increased competition in selected markets where the Company operates. Domestic per capita concession revenues for the fiscal year ended March 31, 2000 decreased 4.3% to $1.77.

International revenues increased by $185,954 as a result of increased admission and concession prices. The international average ticket price for the fiscal year 2000 was $3.00, versus $2.52 in 1999, an increase of 19.1%. International per capita concession revenue for the year ended March 31, 2000 increased 24.6% to $1.72 from $1.38 in 1999.

Film rental and booking costs for the year ended March 31, 2000 increased 2.0% to $10,188,451 compared to $9,989,353 for the previous fiscal year. The increase in film rental and booking costs was primarily due to both increased film costs attributable to the new twenty screen theater, and to higher film rates paid to distributors in 2000 versus 1999. As a percentage of admission revenues, film rental and booking costs increased 0.08% from 52.1% to 52.9%.

The cost of concession supplies for the year ended March 31, 2000 decreased 9.5% to $1,510,671 from $1,669,388 for the previous fiscal year. As a percentage of concession revenues, the cost of concession supplies decreased to 18.6% in the year ended March 31, 2000 compared 20.9% in the previous fiscal year. This reduction is primarily attributable to the Company's ability to negotiate price reductions with several of its concession vendors.

Theater operating expenses for the year ended March 31, 2000 increased 9.5% to $12,971,782 compared to $11,844,008 for the previous fiscal year. This increase was due primarily to the increase in rent and other costs associated with opening and operating the new twenty screen theater in San Bernardino. Pre-opening costs for the San Bernardino theater totaling approximately $123,000 are included in fiscal year 2000 theater operating expense. As a percentage of total revenues, theater operating expenses increased 3.7%, from 42.7% in fiscal 1999 to 46.4%in fiscal 2000.

General and administrative expenses for the year ended March 31, 2000 remained relatively flat at $3,347,845 compared to $3,295,739 for the previous fiscal year. As a percentage of total revenues, general and administrative costs decreased to 11.7% from 11.9%. The decrease results from management's continued cost reduction efforts during the year.

Depreciation and amortization for the year ended March 31, 2000 increased 4.6% to $2,439,844 compared to $2,331,503 for the previous fiscal year. The increase is due to the depreciation of assets placed in service during fiscal year 2000.

On a regular basis, the Company evaluates and assesses its assets for impairment under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The criteria used for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods, including the potential proceeds from disposition of the property, as well as the strategic significance of the assets to the Company's business activities. Based upon the Company's review of its portfolio of theater assets in accordance with SFAS 121, the Company recorded a $2,000,000 loss related to the impairment of certain theater assets in the fourth quarter of fiscal year 2000. Approximately $1,800,000 of the impairment loss relates to the Company's write down of the value of the Chula Vista 6 property, which the Company is in the process of selling.

Interest expense for the fiscal year ended March 31, 2000 increased 70.5% to $501,751 compared to $294,319 for the previous fiscal year. This increase was primarily the result of increased borrowings during the year. Non-cash interest expense related to the amortization of the Company's deferred financing costs. The increase in fiscal year 2000 is a result of the acceleration of the maturity date of the Company's credit facility from August 2005 to December 31, 2000.

Interest income for the year ended March 31, 2000 decreased to $64,354 from $140,230 for the year ended March 31, 1999. This decrease is attributable to the reduction in the average balance of available cash.

As a result of the factors noted above factors, the net loss for the year ended March 31, 2000, which includes the $2,000,000 asset impairment charge, increased 229.8% to $5,231,252 from $1,586,372 for the fiscal year ended March 31, 1999.
Excluding the asset impairment charge, the net loss increased $1,644,880 or 103.7% from fiscal year 1999 to fiscal year 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with the development of new theaters and the acquisition of existing theaters. Historically, new theaters have been financed with internally generated cash flow, long-term debt, convertible debentures, equity, and facility and equipment leasing.

On September 23, 1997, the Company entered into an agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, LLC ("CAP") and Reel Partners LLP ("Reel") whereby Reel provided $3,000,000 of interim debt financing, and CAP acquired a majority equity interest in the Company through a $15 million purchase of newly issued shares of the Company's Common Stock (the "Equity Financing"). Following stockholder approval, the Equity Financing transaction was completed on December 15, 1997.

Pursuant to the CAP Agreement, CAP purchased 2,526,352 shares of Common Stock for a purchase price of $5.94 per share. CAP also received, at closing, warrants to purchase 232,947 shares of Common Stock at an exercise price of $5.94 per share. Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue Adjustment Shares to CAP. The number of Adjustment Shares to be issued is based upon: (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or the costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (opened December 1999). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 193,037 Adjustment Shares to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are
(a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

On March 28, 2000, the Company sold 2,424,158 shares of the Company's common stock to the Company's principal shareholder, SCP Private Equity Partners, LP ("SCP"). The purchase price was $1.44 per share for an aggregate purchase price of $3,500,000. Pursuant to the terms of the Stock Purchase Agreement, under certain circumstances the Company has the option to sell SCP an additional 692,617 shares of common stock at $1.44 per share for an aggregate purchase price of $1,000,000 at any time until March 28, 2002, so long as there have been no material adverse changes in the Company, or in the Company's business subsequent to March 28, 2000. Under the terms of the Stock Purchase Agreement, the Company granted SCP warrants to purchase an additional 779,194 shares of the Company's common stock at a price of $1.44 per share. The warrants issued in conjunction with the Stock Purchase Agreement expire on March 28, 2005. In as much as the warrants were issued at fair value, no value has been assigned to these warrants.

In October 1998, the Company signed a seven year, $15 million Revolving Credit Agreement with a senior, secured lender. The Revolving Credit Agreement contains various positive and negative covenants, such as consolidated leverage ratio, consolidated fixed charge ratio, maximum fixed asset expenditures, consolidated interest coverage ratio and minimum EBITDA. Borrowings under the Revolving Credit Agreement are collateralized by the Company's tangible and intangible assets, and the stock of the Company's wholly-owned subsidiaries, Cinemas, Inc. and CinemaStar International. The Company may elect to borrow under the Revolving Credit Agreement at either (i) the higher of the lender's reference rate or the federal funds rate plus 0.50% or (ii) the LIBOR rate, in each case plus the applicable margin. The Company was required to reduce the amount of borrowings outstanding under the facility beginning in March 2000.

On April 4, 2000, the Company amended its Revolving Credit Agreement. Under the terms of the amendment, the total available borrowing was reduced from $15,000,000 to $5,000,000, and the termination date of credit facility was changed from August 31, 2005 to December 31, 2000. The amendment required the Company to complete the $3,500,000 sale of stock to its principal shareholder, and to use $1,000,000 of the proceeds from the sale of the common stock to reduce the Company's outstanding borrowings on its credit facility from $3,000,000 to $2,000,000. The amendment waived certain covenant violations and adjusted certain positive and negative covenants to make them more consistent with the Company's expected future financial performance.

The Company is unable at draw against the facility as of March 31, 2000, as the Company's leverage ratio exceeds the maximum established by the April 4, 2000 amendment to the Revolving Credit Agreement. The Company will be able to draw down on the credit facility once its leverage ratio is under the maximum specified by the amendment, however the amount of borrowings the Company anticipates becoming available is not expected to be significant, as the borrowings will continue to be limited by the leverage ratio covenant.

As of March 31, 2000 the Company had outstanding borrowings of $2,000,000 under the facility, and the Company used the facility to secure a standby letter of credit for $275,000 related to the construction of the San Bernardino theater.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $5,231,252 and $1,586,372 in the fiscal years ended March 31, 2000 and 1999, respectively. The fiscal year 2000 loss included an asset impairment charge of $2,000,000; therefore the net loss for the year excluding the asset impairment charge was $3,231,252. There can be no assurance as to when or if the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, such profitability is contingent on numerous factors, many of which are outside the control of the Company. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens.

During the year ended March 31, 2000, the Company generated cash of $2,212,651 from operating activities, as compared to $765,447 for the year ended March 31, 1999. This difference is primarily due to a decrease in working capital and an increase in operating losses.

During the year ended March 31, 2000, the Company used cash in investing activities of $7,067,498 as compared to $1,264,309 for the year ended March 31, 1999. The increase is primarily due to the costs incurred in the construction of the new San Bernardino 20 screen theater and the 4 screen addition to the Mission Grove theater. For the year ended March 1999, the Company used cash to fund approximately $926,000 of construction activity, and to purchase the remaining 25% interest in the Company's Mexican subsidiary not previously owned by the Company.

During the year ended March 31, 2000, the Company provided net cash of $5,281,426 from financing activities, as compared to using net cash of $762,720 for the year ended March 31, 1999. The cash provided from financing activities in the year ended March 31, 2000 was from an additional $2,000,000 of net borrowings against the Company's credit facility and $3,500,000 of proceeds from the sale of common stock, offset by approximately $219,000 of principal payments on the Company's debt and capital lease obligations. The cash used in the year ended March 31, 1999 related to the repayment of principal on the Company's debt and capital lease obligations, and the payment of debt issuance costs of approximately $380,000 with respect to the Company's Revolving Credit Agreement signed in October 1998.

As of March 31, 2000, the Company held cash and cash equivalents in the amount of $2,646,975. Over the near term, the Company will have to fund its remaining obligations of approximately $1,700,000 related to the San Bernardino and Mission Grove construction projects. The Company is also obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31, 2000. Management can make no assurances as to the Company's ability to meet its construction obligations, pay down its credit facility debt, and fund its working capital requirements over the next twelve months.

Management plans to improve the Company's liquidity through securing a new debt facility, either a revolving credit facility or a term loan, from a new senior lender. The Company's ability to secure a new debt facility will be enhanced if it is able to complete the sale of the Chula Vista 6 property and pay off the related mortgage on the property. Management can give no assurances that it will be able to secure a debt facility on terms favorable to the Company, if at all. Further management can give no assurances that it will be able to sell the Chula Vista 6 property.

Management is also in the process of implementing strategies to increase theater revenues, reduce theater operating expenses, and reduce general and administrative expenses. To the extent management can increase the Company's Earnings Before Interest Depreciation and Amortization (EBITDA), the Company will have an increased capacity for borrowing. Management can give no assurances that its strategies to increase revenues and reduce expenses will be successful, or that it will be able to significantly improve the Company's EBITDA.

The Company is a developing company, and although the Company has recognized substantial revenues, the Company has incurred recurring losses from operations, has a working capital deficiency, and is experiencing capital needs related to its development objectives. The Company has received a report from its independent auditors filed concurrently herewith, concerning their audit of the consolidated financial statements of the Company and its subsidiaries as of March 31, 2000 and 1999 containing an explanatory paragraph that expresses uncertainty as to the Company's ability to continue as a going concern because of its recurring losses from operations and working capital deficiency. In order to meet obligations as they come due, the Company may need to raise funds, in which case it may secure additional bank financing, or sell additional shares of common stock or other securities. The Company can make no assurances, however, that additional financing will be available to the Company on favorable terms, if at all. If funds are not available, or are not available on favorable terms, the Company's ability to fund operations, pursue development opportunities, or otherwise remain competitive will be substantially limited, and the Company's business, results of operations and financial condition could be materially adversely affected by such limitation.


NET OPERATING LOSS (NOL) CARRYFORWARDS

For the year ended March 31, 2000, the Company generated total net deferred income tax assets of approximately $7,192,000. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforward and other deferred tax assets, management has determined that the realization of the deferred tax assets is not "more likely than not." Accordingly, a 100% valuation allowance has been recorded against the net deferred income tax assets.

As of March 31, 2000, the Company had net operating loss carryforwards ("NOL's") of approximately $15,000,000 and $5,000,000 for Federal and California income tax purposes, respectively. The Federal NOL's are available to offset future years taxable income, and they expire in 2007 through 2021 if not utilized prior to that time. The California NOL's are available to offset future years taxable income, and they expire in 2000 through 2006 if not utilized prior to that time.

Federal and state tax laws restrict the utilization of these NOL's as a result of the Company's changes in ownership. The Company's initial public offering and certain other equity transactions have resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-ownership change period will be subject to certain specified annual limitations.


SEASONALITY

The Company's revenues are seasonal, coinciding with the timing of major releases of motion pictures by the major distributors. Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter this trend. The timing of such releases can have a significant effect on the Company's results of operations and cash flows, and the results of one quarter are not necessarily indicative of results for subsequent quarters.

YEAR 2000

Over the past year, the Company has performed a review of its computer applications, including software and hardware, related to their continuing functionality for the year 2000 and beyond. This review, did not identify any significant year 2000 issues relative to its computer applications. The Company also communicated via questionnaire with third parties with which it has a material relationship to assess its risk with respect to year 2000 issues. This assessment did not identify any material year 2000 issues with respect to its dealings with such third parties.

The costs to the Company for its year 2000 preparations have been nominal. The Company has not deferred or delayed any projects or expenditures in anticipation of any year 2000 issues. The Company has implemented new ticketing systems and concessions systems at each of its locations (an initiative unrelated to year
2000). These systems are certified as year 2000 compliant.


CURRENCY FLUCTUATIONS

The Company is subject to the risks of fluctuations in the value of the Mexican Peso relative to the U.S. dollar. These risks are heightened because a majority of the revenues in Mexico are collected in Mexican Pesos, but the lease for the theater complex is denominated in U.S. dollars. While the Company does not believe it has been materially adversely effected by currency fluctuations to date, there can be no assurance it will not be so affected in the future, and it has taken no steps to guard against these risks.


ITEM 7 - FINANCIAL STATEMENTS

The Company's audited consolidated financial statements for the years ended March 31, 2000 and 1999 are presented immediately following on pages F-1 to F-17.

                                           PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information concerning the Company's current directors and executive officers:

NAME                              PRINCIPAL OCCUPATION                                                AGE
----                              --------------------                                                ---
Jack R. Crosby                    Director; Chairman of the Board of Directors and Co- Chief          73
                                  Executive Officer

Paul W. Hobby                     Director and Co-Chief Executive Officer                             39

Jack S. Gray, Jr.                 Director                                                            43

Thomas G. Rebar                   Director and Member of the Compensation and Audit Committees        37

Wayne B. Weisman                  Director and Member of the Compensation and Audit Committees        44

Winston J. Churchill              Director and Member of the Compensation Committee                   59

Donald H. Harnois, Jr.            Chief Financial Officer, Vice President and Secretary               35


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

PAUL W. HOBBY has been a Director and Co-Chief Executive Officer since October 1999. Mr. Hobby also currently serves as Chairman and Chief Executive Officer of Hobby Media Services, Inc., a private company that provides venture funding for traditional and new media investments. He was also the controlling General Partner for Columbine JDS Systems, Inc., a leading integrator and developer of existing and new information technology products for media management systems within stations, networks and agencies. Prior to that, he served as Principal of H&C Communications, Inc., a closely held media company and as Assistant U.S. Attorney for the U.S. Department of Justice for the Southern District of Texas.

JACK S. GRAY, JR. has been a Director of the Company since April 1998. Prior to that, he served as President and Chief Operating Officer of Tescorp, Inc., a NASDAQ traded company, from March 1991 until February 1998. Mr. Gray has acted as partner, officer and/or director of Rust Group, L.P. and/or its affiliates since 1985.

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

DONALD H. HARNOIS, JR. was appointed Vice President, Chief Financial Officer in December 1999 and was appointed Secretary of the Company in April 2000. Mr. Harnois was formerly the senior finance manager at Cinemark USA, Inc. Prior to Cinemark, Mr. Harnois held various accounting and finance positions at American Airlines and its sister company, The SABRE Group. Prior to joining American Airlines, Mr. Harnois was a senior staff member of Arthur Andersen L.L.P.'s audit and business advisory practice. Mr. Harnois holds an undergraduate degree in accounting from Boston College, and an MBA from the University of Texas at Arlington. Mr. Harnois is also a certified public accountant.

The Board of Directors held a total of three meetings during the fiscal year ended March 31, 2000. The Board of Directors has an Audit Committee and a Compensation Committee. It does not have a nominating committee or a committee performing the functions of a nominating committee.

The Audit Committee of the Board of Directors currently consists of Mr. Rebar and Mr. Weisman. The Audit Committee met three times during the fiscal year ended March 31, 2000. The Audit Committee recommends engagement of the Company's independent auditors, and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

The Compensation Committee of the Board of Directors currently consists of Mr. Churchill, Mr. Rebar and Mr. Weisman. The Compensation Committee three times during the fiscal year ended March 31, 2000. The Compensation Committee establishes the compensation for the Company's executive officers, including the Company's Chief Executive Officer.

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


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal year ended March 31, 2000 or is expected to exceed $100,000 in fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                                                                 Compensation
                                                 Annual Compensation                                Awards
                                                 -------------------                             ------------
                                                                                 All Other       Securities
Name and                           Fiscal Year                                     Annual        Underlying
Principal Position                   Ended         Salary      Bonus           Compensation(3)   Options/SARs
------------------                 -----------   ----------    -----           ---------------   ------------
EXECUTIVE OFFICERS:
Jack R. Crosby.............          2000        $154,807       $0                                 0
Chairman of the Board of             1999        $161,538(2)    $0(1)                              42,571(1)
Directors and Co- Chief              1998        $0             $0                                 0
Executive Officer

Paul W. Hobby................        2000        $40,415(7)     $0                                 71,000(1)
Co-Chief Executive Officer           1999        $0             $0                                 0
                                     1998        $0             $0                                 0

Frank J. Moreno............          2000        $295,696(4)    $0                                 0
President and Chief                  1999        $254,806(4)    $20,000(1)(5)     $32,988(3)       71,429(1)(4)
Operating Officer                    1998        $57,531(4)
                                                                $0                                 0
Donald H. Harnois, Jr......          2000        $29,538(8)     $10,000(8)                         45,000
Chief Financial Officer,             1999        $0             $0                                 0
Vice President and Secretary         1998        $0             $0                                 0


Norman Dowling.............          2000        $85,846(6)     $3,207                             7,143(1)(6)
Chief Financial Officer,             1999        $109,326(6)    $12,500(1)(5)
Vice President and Secretary         1998        $36,345                                           14,286(1)(6)
                                                                $0

Jack S. Gray, Jr...........          2000        $57,692(2)     $0                                 42,857(1)
Vice Chairman of the Board           1999        $92,308(2)     $0(1)                              0
of Directors                         1998        $0             $0                                 0

Neil R. Austrian, Jr.......          2000        $53,846(2)     $0                                 28,572(1)
Executive Vice President             1999        $92,308(2)     $0(1)                              0
                                     1998        $0             $0                                 0

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

(2) Pursuant to Compensation Committee and Board of Directors consents, each dated April 29, 1998, Jack R. Crosby is to receive an annual salary of $175,000, Jack S. Gray, Jr. is to receive an annual salary of $100,000 and Neil R. Austrian, Jr. is to receive an annual salary of $100,000. Jack S. Gray, Jr. resigned his position as Co-Chairman of the Board of Directors October 26, 1999, however, he remains a member of the Board of Directors. Neil R. Austrian, Jr. resigned his position of Executive Vice President on October 26, 1999. In connection with his resignation, Mr. Austrian forfeited his stock options.

(3) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total of annual salary and bonus reported in this table for any named executive officer, except Frank J. Moreno for whom relocation expenses of $32,988 were paid or reimbursed by the Company, pursuant to the terms of his employment contract.

(4) Amount includes salary and consulting fees paid. Pursuant to the Employment Agreement by and between the Company and Frank J. Moreno, dated April 29, 1998, Mr. Moreno is to receive an annual salary of $250,000. Effective February 2, 2000 Mr. Moreno and the Company agreed that Mr. Moreno's duties under the Employment Agreement dated April 29, 1998 would be modified and his related compensation modified accordingly. In lieu of any salary accrued after February 8, 2000 the Company shall pay Mr. Moreno a total of $250,000 in four equal payments. Also in connection with the modification of his employment agree, Mr. Moreno forfeited his stock options.

(5) Pursuant to the Employment Agreement between the Company and Frank J. Moreno, dated April 29, 1998, and the Employment Agreement between Norman Dowling and the Company, dated June 18, 1998 (and amended effective February 19, 1999), Mr. Moreno and Mr. Dowling may be awarded bonus compensation at the discretion of the Board of Directors.

(6) Pursuant to the Employment Agreement by and between the Company and Norman Dowling dated June 18, 1998 (and amended effective February 19,
        1999), Mr. Dowling's annual salary increased to $120,000 from $105,000. Mr. Dowling resigned from the Company on November 16, 1999. In connection with his resignation, Mr. Dowling forfeited his stock options.

(7) Pursuant to the Employment Agreement by and between the Company and Paul Hobby dated October 28, 1999, Mr. Hobby's salary is $148,000 and may be awarded bonus compensation at the discretion of the Board of Directors.

(8) Pursuant to the Employment Agreement by and between the Company and Donald H. Harnois, Jr. dated January 3, 2000, Mr. Harnois's salary is $120,000 and may be awarded bonus compensation at the discretion of the Board of Directors. Mr. Harnois also received a $10,000 irrevocable bonus advance upon execution of the Employment Agreement.


OPTION GRANTS DURING FISCAL 2000

The following table sets out the stock options that were granted to the executive officers identified in the Summary Compensation Table during the fiscal year ended March 31, 2000:

                        OPTION GRANTS DURING FISCAL 2000

                         Number of Securities        % of Total Options         Exercise or
                          Underlying Options        Granted to Employees        Base Price       Expiration
Name                           Granted                  in Fiscal Year           ($/Share)          Date
----                     --------------------       --------------------        -----------      ----------
Paul W. Hobby                   71,000                       61.2                   1.44       April 18, 2010
Donald H. Harnois, Jr.          45,000                       38.8                   1.44       April 18, 2010

OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

The following table sets forth information concerning stock options that were exercised during, or held at the end of, fiscal 2000 by the executive officers named in the Summary Compensation Table:

                  OPTION EXERCISES AND YEAR-END VALUE TABLE(1)

                                                                                        Value of Unexercised
                                                           Number of Unexercised        In-the-Money Options
                                                           Options at Fiscal Year         at Fiscal Year
                                                                    End                       End(2)
                                                           ---------------------        --------------------
                                 Shares
                                Acquired       Value
Name                           on Exercise   Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
----                           -----------   --------    -----------  -------------  -----------  -------------
Jack R. Crosby                      0           $0         28,572        14,286          $0            $0
Jack S. Gray, Jr.                   0           $0         21,429        21,429          $0            $0
Paul W. Hobby                       0           $0            0          71,000          $0            $0
Donald H. Harnois, Jr.              0           $0            0          45,000          $0            $0

--------------------

(1)     There were no option exercises during fiscal 2000.

(2)     Valued based on an assumed price of $1.125 per share of common stock.


STOCK OPTIONS

In December 1997, the Company adopted the CinemaStar Luxury Theaters, Inc. Stock Option Plan (the "1997 Option Plan") under which a maximum of 412,280 shares of Common Stock may be issued pursuant to incentive and non-qualified stock options grants to officers, key employees or consultants of the Company. As of March 31, 2000, there were 206,214 options issued and outstanding under the 1997 Option Plan.

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

In fiscal 2000, there were three meetings of the Board of Directors.

In the fiscal year ended March 31, 1998, Russell Seheult received $52,000 in consulting fees. In August 1994, the Company entered into a five year consulting agreement with Mr. Seheult that was extended in December 1996 for five years from December 1996. Mr. Seheult was granted options to purchase 25,179 shares of Common Stock at an exercise price of $17.85 per share in July 1994. On December 16, 1997, Mr. Seheult resigned as a director and ceased providing consulting services. As a result, all of Mr. Seheult's options have expired and the Company has stopped making payments under the consulting agreement. Mr. Seheult remains as a guarantor on certain of the Company's long-term theater leases. Mr. Seheult has since commenced litigation against the Company regarding the termination of the consulting agreement.


EMPLOYMENT AND CONSULTING AGREEMENTS

Effective April 29, 1998, the Company entered into a three-year employment agreement with Frank J. Moreno, pursuant to which Mr. Moreno's annual base salary of $250,000 is subject to increase at the discretion of the Board of Directors. In addition, Mr. Moreno may receive an annual bonus at the discretion of the Board of Directors. Mr. Moreno also receives an automobile allowance of $650 per month. The employment agreement also gives Mr. Moreno the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. Under the employment agreement, Mr. Moreno was compensated for his out-of-pocket relocation costs and received $20,000 in connection with the sale of his home. The employment agreement also acknowledges that the Company granted Mr. Moreno options to acquire 71,429 shares of the Company's Common Stock on December 16, 1997. Effective February 2, 2000 Mr. Moreno and the Company agreed that Mr. Moreno's duties under the Employment Agreement dated April 29, 1998 would be modified and his related compensation modified accordingly. In lieu of any salary accrued after February 8, 2000 the Company shall pay Mr. Moreno a total of $250,000 in four equal payments.

Effective February 19, 1999, the one-year employment agreement with Norman Dowling dated as of June 18, 1998 was amended to extend the contract period for an additional year. The contract amendment provides for an annual base salary of $120,000 and an annual bonus at the discretion of the Board of Directors. Mr. Dowling also receives an automobile allowance of $450 per month. The employment agreement also gives Mr. Dowling the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. The employment agreement also acknowledges that the Company granted Mr. Dowling options to acquire 14,286 shares of the Company's Common Stock on December 16, 1997. On March 6, 1999, Mr. Dowling was granted additional options to acquire 7,143 shares of the Company's Common Stock. Mr. Dowling resigned from the Company on November 16, 1999.

Effective January 3, 2000, the Company entered into a three year employment agreement with Donald H. Harnois, Jr. providing for an annual base salary of $120,000 and an annual bonus at the discretion of the Board of Directors. Mr. Harnois also receives an automobile allowance of $450 per month. The employment agreement also gives Mr. Harnois the right to participate in any and all group medical and other benefit plans generally available to employees of the Company. The employment agreement also acknowledges that the Company granted Mr. Harnois options to acquire 45,000 shares of the Company's Common Stock. In the event Mr. Harnois is terminated by the Company without cause, as defined in the employment agreement, he is entitled to his base salary for the remainder of the contract period.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The Company has outstanding voting securities consisting of only common stock, of which 6,289,196 shares were outstanding as of the close of business day on June 23, 2000. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the close of business day on June 23, 2000 as to (a) each director, (b) each executive officer identified in the Summary Compensation Table above, (c) all executive officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of Company's common stock.

                                                                                  As of June 23, 2000
                                                                               ---------------------------
                                                                             Number of           Percent of
Title of Class                        Beneficial Owner(1)                    Shares(2)            Class(2)
--------------                        -------------------                  -------------         ----------
DIRECTORS AND EXECUTIVE OFFICERS:
Common                                Jack R. Crosby                          39,287 (3)(4)         *
Common                                Jack S. Gray, Jr.                       21,429 (5)            *
Common                                Thomas G. Rebar                             -0-              -0-
Common                                Wayne B. Weisman                            -0-              -0-
Common                                Winston J. Churchill                 6,873,388 (6)           85.7%
Common                                Paul W. Hobby                           23,667 (7)            *
Common                                Donald H. Harnois, Jr.                  15,000 (8)            *
----------------------------------------------------------------------------------------------------------
                                      ALL CURRENT DIRECTORS AND            6,972,771 (9)           86.0%
                                      EXECUTIVE OFFICERS AS A
                                      GROUP (8 PERSONS)

FIVE PERCENT SHAREHOLDERS:
Common                                CinemaStar Acquisition Partners,     3,107,165 (10)          46.5%
                                      L.L.C.
Common                                SCP Private Equity Partners, L.P.    6,873,388 (11)          85.7%
Common                                CEDE & Company                       1,044,845               16.6%


* Items marked with an asterisk comprise less than 1% of the total outstanding common stock of the Company.

(1) The address of each of Messrs. Crosby and is c/o Rust Capital, Ltd., 327 Congress Avenue, Suite 350, Austin, Texas 78701. The address of each of Messrs. Churchill, Rebar and Weisman and SCP Private Equity Partners, L.P. ("SCP") and CinemaStar Acquisition Partners, L.L.C. ("CAP") is c/o SCP Private Equity Partners, L.P., 435 Devon Park Drive, Building 300, Wayne, Pennsylvania 19087.

(2) Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of such person, but are not deemed outstanding as to any other person. Percentages are calculated based on 6,289,196 shares of common stock issued and outstanding as of June 25, 2000.

(3)  Includes 10,715 Reel Shares.

(4) Includes 28,572 options, granted under the 1997 Option Plan, to acquire the Company's common stock.

(5) Includes 21,429 options, granted under the 1997 Option Plan, to acquire the Company's common stock.

(6) Includes 2,719,389 shares owned by CAP, 2,424,158 shares owned by SCP, the CAP Warrants to purchase 387,776 shares, Reel Warrants to purchase 442,225 shares (held by SCP as transferee thereof), Watley Warrants to purchase 120,646 shares (held by SCP as transferee thereof), and the SCP Warrants to purchase 779,194 shares, each with respect to which Mr. Churchill has voting and investment control.

(7) Includes 23,667 options, granted under the 1997 Option Plan, to acquire the Company's common stock.

(8) Includes 15,000 options, granted under the 1997 Option Plan, to acquire the Company's common stock.

(9) Includes 2,719,389 shares owned by CAP, 2,424,158 shares owned by SCP, the CAP Warrants to purchase 387,776 shares, Reel Warrants to purchase 442,225 shares (held by SCP as transferee thereof), Watley Warrants to purchase 120,646 shares (held by SCP as transferee thereof), and the SCP Warrants to purchase 779,194 shares, each with respect to which Mr. Churchill has voting and investment control.

(10) Includes 2,719,389 shares owned by CAP, and the CAP Warrants to purchase 387,776 shares.

(11) Includes 2,719,389 shares owned by CAP, 2,424,158 shares owned by SCP, the CAP Warrants to purchase 387,776 shares, Reel Warrants to purchase 442,225 shares (held by SCP as transferee thereof), Watley Warrants to purchase 120,646 shares (held by SCP as transferee thereof), and the SCP Warrants to purchase 779,194 shares, each with respect to which Mr. Churchill has voting and investment control.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, certain obligations of the Company pursuant to its theater leases and a mortgage loan. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals. The Company has agreed to use its reasonable best efforts to obtain the releases of Mr. Ellison, Mr. Willits and Mr. Grossberg from their obligations under any personal guarantees made for the benefit of the Company or its entities. To date, no such releases have been obtained. See "Executive Compensation -- Employment and Consulting Agreements." As of March 31, 2000, such guaranteed obligations involved aggregate future payments of the Company totaling approximately $114,000,000.

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



ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

See "Index to Exhibits" for a listing of those exhibits included in this filing.

Exhibit
Number                              Description
-------                             -----------
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

4.4     Form of Acknowledgment and Agreement of Warrant Holder (1)

4.5     Form of Class B Warrant Agreement (with form of certificate attached)
        (3)

4.6     Offshore Warrant Agreement between the Company and Swan Alley (Nominees)
        Limited, nominee of Wales Securities Limited (3)

4.7     Offshore Warrant Agreement between the Company and Swan Alley (Nominees)
        Limited, nominee of Villandry Investments Ltd. (3)

4.8     First Bridge Warrant from Company to Reel Partners, L.L.C., dated
        September 23, 1997 (9)

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

10.30   First Amendment to MDA-San Bernardino Associates, L.L.C. Lease Agreement
        (14)

10.31   Form of Agreement Regarding Letters of Credit by and among MDA-San
        Bernardino Associates, GMAC Commercial Mortgage Company and the Company
        (14)

10.32 Amendment to Concession Lease Agreement, dated April 23, 1997, between the Company and Pacific Concessions, Inc. (Portions have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (8)

10.33   First Amendment to Lease, dated May 5, 1997, between Pacific Oceanside
        Holdings, L.P. and the Company (8)

10.34   Amendment to Loan Agreement, dated as of April 23, 1997, between the
        Company and Pacific Concessions, Inc. (8)

10.35   Letter of Intent, dated June 24, 1997, by and between Rust Capital Ltd.
        and CinemaStar Luxury Theaters, Inc. (7)

10.36   Stock Purchase Agreement by and among the Company, Reel Partners, L.L.C.
        and CinemaStar Acquisition Partners, L.L.C., dated September 23, 1997
        (9)

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

10.42 Lease Agreement by and between the Company and Landgrant Corporation dated as of April 15, 1998 (Ocean View Plaza) (10)

10.43   $15 Million Revolving Credit Agreement between the Company and Union
        Bank of California, N.A. (12)

10.44   First Amendment to $15 Million Revolving Credit Agreement between the
        Company and Union Bank of California, N.A. (15)

10.45   Second Amendment to $15 Million Revolving Credit Agreement between the
        Company and Union Bank of California, N.A. (15)

10.46   Stock Purchase and Sale Agreement between the Company and Atlantico &
        Ass. S.A. de C.V. dated November 23, 1998 (14)

10.47   Amendment to Employment Agreement by and between the Company and Frank
        Moreno, dated as of February 2, 2000 (16)

10.48 Employment Agreement by and between the Company and Don Harnois, dated as of January 3, 2000 (16)

10.49 Employment Agreement by and between the Company and Paul Hobby, dated as of October 18, 1999 (17)

21      Subsidiaries of the Company (15)

27      Financial Data Schedule (17)

27      Financial Data Schedule (15)

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

(13) Incorporated by reference to the Proxy Statement filed October 23, 1998.

(14) Incorporated by reference to Form 10-QSB for the period ended December 31, 1998

(15) Incorporated by reference to Form 10-KSB for the period ended March 31, 1999.

(16) Incorporated by reference to Form 10-QSB for the period ended December 31, 1999.

(17) Filed concurrently herewith

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


                        CINEMASTAR LUXURY THEATERS, INC.


 /s/Jack R. Crosby                                        Dated June 28, 1999
-----------------------------
Jack R. Crosby, Chairman
and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                          CAPACITY                                            DATE
---------                          --------                                            ----
 /s/Jack R. Crosby           Chairman of the Board of Directors and Chief           June 28, 2000
--------------------------   Executive Officer (principal executive officer)
Jack R. Crosby


/s/ Paul W. Hobby            Co-Chief Executive Officer                             June 28, 2000
--------------------------   and Director
Paul W. Hobby


/s/ Donald H. Harnois, Jr.   Vice President, Chief Financial Officer                June 28, 2000
--------------------------   and Secretary (principal financial officer
Donald H. Harnois, Jr.       and principal accounting officer)


/s/ Winston J. Churchill     Director                                               June 28, 2000
--------------------------
Winston J. Churchill


 /s/ Wayne B. Weisman        Director                                               June 28, 2000
--------------------------
Wayne B. Weisman


 /s/ Thomas G. Rebar         Director                                               June 28, 2000
--------------------------
Thomas G. Rebar


 /s/ Jack S. Gray, Jr.       Director                                               June 28, 2000
--------------------------
Jack S. Gray, Jr.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Page
                                                                                                 ----
Report of Independent Public Accountants                                                         F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999                                        F-3

Consolidated Statements of Operations for the years ended March 31, 2000 and 1999                F-4

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000 and 1999      F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2000 and 1999                F-6

Notes to Consolidated Financial Statements                                                       F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CinemaStar Luxury Theaters, Inc.:

We have audited the accompanying consolidated balance sheets of CinemaStar Luxury Theaters, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CinemaStar Luxury Theaters, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP

San Diego, California
May 26, 2000

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999



                                                                         2000                 1999
                                                                    ------------         ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $  2,646,975         $  2,220,396
Prepaid expenses                                                         224,534              210,412
Other current assets (Note 9)                                            312,679              327,308
                                                                    ------------         ------------

TOTAL CURRENT ASSETS                                                   3,184,188            2,758,116

Property and equipment, net (Note 3)                                  14,209,544           11,510,495
Deposits and other assets (Note 9)                                       559,470              870,608
                                                                    ============         ============

TOTAL ASSETS                                                        $ 17,953,202         $ 15,139,219
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit (Note 4)                                             $  2,000,000                   $-
Current portion of long-term debt and
 Capital lease obligations (Note 4)                                       37,557              207,082
Accounts payable                                                       3,174,755              970,979
Accrued liabilities (Note 9)                                             777,165              842,913
Deferred revenue                                                         412,975              455,284
                                                                    ------------         ------------

TOTAL CURRENT LIABILITIES                                              6,402,452            2,476,258

Long-term debt and capital lease obligations,
  Net of current portion (Note 4)                                      1,710,254            1,759,304
Deferred rent liability (Note 6)                                       4,566,582            3,898,491
                                                                    ------------         ------------

TOTAL LIABILITIES                                                     12,679,288            8,134,053
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 8):
Common stock, $0.01 par value ;
  Authorized shares 20,000,000 and 60,000,000, respectively;
  issued and outstanding shares 6,289,196
  and 3,865,038, respectively                                             62,892               38,650
Additional paid-in capital                                            29,691,930           26,216,172
Accumulated deficit                                                  (24,480,908)         (19,249,656)
                                                                    ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                             5,273,914            7,005,166
                                                                    ============         ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 17,953,202         $ 15,139,219
                                                                    ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999




                                                   2000                 1999
                                              ------------         ------------
REVENUES:

Admissions                                    $ 19,163,649         $ 19,074,303
Concessions                                      8,114,681            7,991,692
Other operating revenues                           685,876              670,342
                                              ------------         ------------

TOTAL REVENUES                                  27,964,206           27,736,337
                                              ------------         ------------

COSTS AND EXPENSES:

Film rental and booking costs                   10,188,451            9,989,353
Cost of concession supplies                      1,510,671            1,669,388
Theater operating expenses                      12,971,782           11,844,008
General and administrative expenses              3,347,845            3,295,739
Depreciation and amortization                    2,439,844            2,331,503
Asset impairment loss                            2,000,000                    -
                                              ------------         ------------

TOTAL COSTS AND EXPENSES                        32,458,593           29,129,991
                                              ------------         ------------

OPERATING LOSS                                  (4,494,387)          (1,393,654)
                                              ------------         ------------

OTHER INCOME (EXPENSE):

Non-cash interest expense                         (189,122)             (37,029)
Interest expense                                  (501,751)            (294,319)
Interest income                                     64,354              140,230
                                              ------------         ------------

TOTAL OTHER EXPENSE, NET                          (626,519)            (191,118)
                                              ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (5,120,906)          (1,584,772)

PROVISION FOR INCOME TAXES (Note 5)               (110,346)              (1,600)
                                              ------------         ------------

NET LOSS                                      $ (5,231,252)        $ (1,586,372)
                                              ============         ============


BASIC AND DILUTED NET LOSS PER SHARE          $      (1.34)        $      (0.42)
                                              ============         ============

WEIGHTED AVERAGE SHARES                          3,891,480            3,770,848
                                              ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                                             Additional
                                            Common Stock                      Paid-in            Accumulated
                                     Shares               Amount              Capital              Deficit               Total
                                  ------------         ------------         ------------         ------------         ------------
Balance March 31, 1998               3,672,001         $ 22,628,670         $  3,626,152         $(17,663,284)        $  8,591,538

Issuance of common stock
pursuant to terms of
equity financing agreement
(Note 8)                               193,037                    -                    -                    -                    -

Reincorporation (Note 8)
                                             -          (22,590,020)          22,590,020                    -                    -
Net loss
                                             -                    -                    -           (1,586,372)          (1,586,372)
                                  ------------         ------------         ------------         ------------         ------------
Balance March 31, 1999               3,865,038               38,650           26,216,172          (19,249,656)           7,005,166

Issuance of common stock
pursuant to terms of
equity financing agreement
(Note 8)                             2,424,158               24,242            3,475,758                    -            3,500,000
Net loss
                                             -                    -                    -           (5,231,252)          (5,231,252)
                                  ============         ============         ============         ============         ============

Balance March 31, 2000               6,289,196         $     62,892         $ 29,691,930         $(24,480,908)        $  5,273,914
                                  ============         ============         ============         ============         ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                                                2000                1999
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(5,231,252)        $(1,586,372)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                 2,439,844           2,331,503
Asset impairment loss                                         2,000,000                   -
Non-cash interest expense                                       189,122              37,029
Deferred rent expense                                           668,091             720,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                           507             (20,256)
Deposits and other assets                                        50,620              37,934
Accounts payable                                              2,203,776            (701,703)
Accrued and other current liabilities                          (108,057)            (53,420)
                                                            -----------         -----------

Net cash provided by operating activities                     2,212,651             765,447
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (7,134,516)           (925,666)
Sale of property and equipment                                   67,018                   -
Purchase of minority interest in Mexican subsidiary                   -            (338,643)
                                                            -----------         -----------

Net cash used in investing activities                        (7,067,498)         (1,264,309)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit, net                             2,000,000                   -
Principal payments on  long-term debt and
 capital lease obligations                                     (218,574)           (386,314)
Proceeds from issuance of common stock                        3,500,000                   -
Payment of debt issuance costs                                        -            (376,406)
                                                            -----------         -----------

Net cash provided by (used in) financing activities           5,281,426            (762,720)
                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents            426,579          (1,261,582)
Cash and cash equivalents, beginning of year                  2,220,396           3,481,978
                                                            -----------         -----------

Cash and cash equivalents, end of year                      $ 2,646,975         $ 2,220,396
                                                            ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

Interest                                                    $   419,966         $   306,700
                                                            ===========         ===========

Income taxes                                                $   110,346         $     1,600
                                                            ===========         ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND COMPANY OPERATIONS



NATURE OF BUSINESS

CinemaStar Luxury Theaters, Inc. ("Theaters, Inc.") and CinemaStar Luxury Cinemas, Inc. ("Cinemas, Inc."), a wholly owned subsidiary of Theaters, Inc., were incorporated in California in 1989 and 1992, respectively, for the purpose of establishing multi-screen, first-run theater locations in the Western United States, with a focus on Southern California. Theaters, Inc. was reincorporated in Delaware in December 1998.

CinemaStar Luxury Theaters, S.A. de C.V. ("CinemaStar International") was incorporated in Mexico in July 1994 for the purpose of establishing multi-screen, first-run theater locations in Mexico. As of March 31, 2000 and 1999, CinemaStar International had one theater having 10 screens in operation in Tijuana, B.C., Mexico. CinemaStar International was a 60%-owned subsidiary of Theaters, Inc. through June 1995 at which time Theaters, Inc. acquired an additional 15% interest. The remaining 25% equity interest was acquired by Theaters, Inc. in December 1998.

Theaters Inc., Cinemas Inc., and CinemaStar International will hereafter collectively be referred to as the "Company".


COMPANY OPERATIONS AND RISK FACTORS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company began fiscal year 2000 with eight theaters for a total of 79 screens. In December of 1999, the Company opened a twenty screen complex in San Bernardino, California, which brought the total number of screens as of March 31, 2000 to ninety-nine. For all of fiscal year 1999, the Company operated eight theaters with a total of 79 screens. In April 2000, the Company completed a four screen expansion of its Mission Grove theater.

The Company has had significant net losses in each fiscal year of its operations, including net losses of $5,231,252 and $1,586,372 in the fiscal years ended March 31, 2000 and 1999, respectively. Unaudited information subsequent to March 31, 2000 indicates that losses are continuing. As of March 31, 2000, the Company has an accumulated deficit of approximately $24,500,000, and a working capital deficiency of approximately $3,200,000.

As of March 31, 2000, the Company held cash and cash equivalents in the amount of $2,646,975. Over the near term, the Company will have to fund its remaining obligations of approximately $1,700,000 related to the San Bernardino and Mission Grove construction projects. The Company is also obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31, 2000. Management can make no assurances as to the Company's ability to meet its construction obligations, pay down its credit facility debt, and fund its working capital requirements over the next twelve months.

Management plans to improve the Company's liquidity through securing a new debt facility, either a revolving credit facility or a term loan, from a new senior lender. The Company's ability to secure a new debt facility will be enhanced if it is able to complete the sale of one of its theaters and pay off the related mortgage loan on the property. Management can give no assurances that it will be able to secure a debt facility on terms favorable to the Company, if at all. Further, management can give no assurances that it will be able to sell the theater property.

Management is also in the process of implementing strategies to increase theater revenues, reduce theater operating expenses, and reduce general and administrative expenses. To the extent management can increase the Company's Earnings Before Interest, Depreciation, and Amortization (EBITDA), the Company will have an increased capacity for borrowing. Management can give no assurances that its strategies to increase revenues and reduce expenses will be successful, or that it will be able to significantly improve the Company's EBITDA.

While the Company believes it could attain profitability with its current operations, such profitability is contingent on numerous factors, many of which are outside the control of the Company. Any substantial profitability will depend on, among other things, the Company's ability to continue to grow its operations through the addition of new screens.

The ability of the Company to operate depends on the availability of marketable motion pictures. The Company currently obtains the motion pictures for its theaters from approximately 10 to 12 distributors. Poor relationships with distributors or a disruption in the production of motion pictures could limit the Company's ability to obtain films for its theaters. Further, the motion picture exhibition industry is highly competitive, particularly with respect to film licensing, the terms of which can depend on seating capacity, location and configuration of the exhibitor's theaters, the quality of projection and sound equipment, the comfort and quality of theaters and ticket prices. Many of the Company's competitors have been in existence significantly longer than the Company and are better established in the markets where the Company's theaters are or may be located and are better capitalized than the Company. These and other factors, including the poor commercial success of motion pictures or the Company's inability to attract and retain key management personnel, could have a material adverse effect on the Company's business and results of its operations. At this time, however, the Company believes that it has good working relationships with its distributors and is competitive with respect to these matters.

These factors, among others, indicate the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Theaters, Inc. and its wholly owned subsidiaries Cinemas, Inc., and CinemaStar International. All material intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. At March 31, 2000 and 1999, cash equivalents consisted of money market funds at a bank.

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

LONG-LIVED ASSETS

The Company evaluates and assesses its assets for impairment under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The criteria used for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods, including the potential proceeds from disposition of the property, as well as the strategic significance of the assets to the Company's business activities.

OTHER ASSETS

In December 1998, the Company acquired the remaining 25% interest in CinemaStar International. The entire purchase price of approximately $339,000 has been recorded as goodwill and is being amortized over a seven-year period.

DEFERRED RENT LIABILITY

Substantially all of the Company's leases include a rental escalation provision over the term of the lease. Deferred rent liability represents the difference between base rentals paid under the Company's operating lease agreements and the expense recorded in the consolidated statements of operations on a straight-line basis over the life of the leases. In the early years of such leases, rent expense recorded in the consolidated statements of operations exceeds cash payments.

PRE-OPENING COSTS

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

COMPREHENSIVE INCOME

The Company has no components of comprehensive income.

STOCK-BASED COMPENSATION

The Company elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company will continue to account for its stock based compensation plans under the provisions of APB No. 25.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, consisting of accounts payable and debt, approximates their fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting periods. Actual amounts could differ from those estimates.

GEOGRAPHIC SEGMENT DISCLOSURE

The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. Fiscal 2000 total revenues were $22,948,178 in California, and $5,016,028 in Mexico. Fiscal year 1999 total revenues were $22,906,264 in California, and $4,830,073 in Mexico. Total assets as of March 31, 2000 for the California region were $17,356,830, and $596,372 for the Mexico region. Total assets as of March 31, 1999 for the California region were $14,665,956, and $473,263 for the Mexico region.

NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which, together with certain amendments, provides guidance on the application of generally accepted accounting principles related to revenue recognition in financial statements. Management believes its presentation of revenues in the Company's consolidated financial statements is consistent with the revenue recognition criteria and other principles mandated by SAB 101, and that its adoption will not have a material financial effect on the Company's consolidated financial statements. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   March 31,
                                                          2000                 1999
                                                      ------------         ------------
Land                                                  $    960,000         $    960,000
Furniture, fixtures and equipment                       13,861,544           10,636,766
Building                                                 2,169,798            2,169,798
Leasehold improvements                                   7,069,512            3,213,314
Equipment held under capital lease obligations           1,951,327            1,951,327
                                                      ------------         ------------

                                                        26,012,181           18,931,205
Less:
Accumulated depreciation and amortization               (9,552,637)          (7,170,710)
Reserve for Asset Impairment                            (2,250,000)            (250,000)
                                                      ============         ============

                                                      $ 14,209,544         $ 11,510,495
                                                      ============         ============


Included in accumulated depreciation and amortization is approximately $1,506,000 and $1,236,000 of amortization related to equipment held under capital lease obligations at March 31, 2000 and 1999, respectively.

During the fourth quarter of fiscal 2000, the Company recorded an asset impairment charge of $2,000,000. This charge includes a write down of $1,800,000 related to one of the Company's theaters that it is attempting to sell. In determining the write down required related to this theater, the Company considered, among other things, an offer which has been received from a third party to purchase the theater.

4. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND LINE OF CREDIT

Obligations under long-term debt and capital lease arrangements are as follows:

                                                                                March 31,
                                                                        2000                1999
                                                                    -----------         -----------
Mortgage note payable to bank; interest at LIBOR plus 5.4%
(11.625% and 10.375% at March 31, 2000 and 1999,
respectively). Monthly payments of principal and interest
are $14,494 at March 31, 2000. The note matures in February
2026 and is collateralized by a deed of trust and is
guaranteed by certain former officers/directors/stockholders
of the Company                                                      $ 1,561,946         $ 1,572,425

Capitalized lease obligation discounted at 5.25%, payable in            175,754             190,815
  monthly installments of $2,060, including interest. Lease
  matures March 2009                                                          -             111,433

Capital lease obligation matured March 2000                              10,111              91,713

Other notes payable
                                                                    -----------         -----------

Total long-term debt and capital lease obligations                    1,747,811           1,966,386
Less: Current portion                                                   (37,557)           (207,082)
                                                                    ===========         ===========

Total long-term debt and capital lease obligations,
  net of current portion                                            $ 1,710,254         $ 1,759,304
                                                                    ===========         ===========


Aggregate principal maturities of long-term debt and capital lease obligations are as follows:


Year Ending                                          Long-term          Capital
March 31,                                              Debt              Leases               Total
---------                                           -----------        -----------         -----------
2001                                                $    21,464        $    27,204         $    48,668
2002                                                     11,551             24,720              26,271
2003                                                     12,888             24,720              37,608
2004                                                     14,379             24,720              39,099
2005                                                     16,043             24,720              40,763
Thereafter                                            1,496,732             94,760           1,591,492
                                                    -----------        -----------         -----------

Total minimum payments                                1,572,057            220,844           1,792,901
Less: Amount representing interest on leases                  -            (45,090)            (45,090)
                                                    ===========        ===========         ===========

Total long-term debt and present value
   of  minimum lease payments                       $ 1,572,057        $   175,754         $ 1,747,811
                                                    ===========        ===========         ===========


In October 1998, the Company signed a seven year, $15 million Revolving Credit Agreement with a senior, secured lender. The Revolving Credit Agreement contains various positive and negative covenants, such as consolidated leverage ratio, consolidated fixed charge ratio, maximum fixed asset expenditures, consolidated interest coverage ratio and minimum EBITDA. Borrowings under the Revolving Credit Agreement are collateralized by the Company's tangible and intangible assets, and the stock of the Company's wholly owned subsidiaries, Cinemas, Inc. and CinemaStar International. The Company may elect to borrow under the Revolving Credit Agreement at either (i) the higher of the lender's reference rate or the federal funds rate plus 0.50% or (ii) the LIBOR rate, in each case plus the applicable margin. The Company was required to reduce the amount of borrowings outstanding under the facility beginning in March 2000.

On April 4, 2000, the Company amended its Revolving Credit Agreement. Under the terms of the amendment, the total available borrowing was reduced from $15,000,000 to $5,000,000, and the termination date of credit facility was changed from August 31, 2005 to December 31, 2000. The amendment required the Company to complete the $3,500,000 sale of stock to its principal shareholder (see Note 8) and to use $1,000,000 of the proceeds from the sale of the common stock to reduce the Company's outstanding borrowings on its credit facility from $3,000,000 to $2,000,000. The amendment waived certain covenant violations and adjusted certain positive and negative covenants to make them more consistent with the Company's expected future financial performance.

The Company is unable at draw against the facility as of March 31, 2000, as the Company's leverage ratio exceeds the maximum established by the April 4, 2000 amendment to the Revolving Credit Agreement. The Company will be able to draw down on the credit facility once its leverage ratio is under the maximum specified by the amendment, however the amount of borrowings the Company anticipates becoming available is not expected to be significant, as the borrowings will continue to be limited by the leverage ratio covenant.

As of March 31, 2000, the Company had outstanding borrowings of $2,000,000 under the facility, and the Company used the facility to secure a standby letter of credit for $275,000 related to the construction of the San Bernardino theater.

5.  INCOME TAXES

For the years ended March 31, 2000 and 1999, the Company incurred only the minimum state income taxes due to the losses resulting from its domestic operations. The provision for income taxes for fiscal 2000 is principally related to the Company's Mexican subsidiary. A summary of the significant items comprising the Company's deferred income tax assets and liabilities is as follows:


                                                                    March 31,
                                                            2000                1999
                                                        -----------         -----------
Deferred tax assets:
Depreciation, amortization, and asset impairment        $ 1,841,000         $   904,000
Net operating loss carryforwards                          4,193,000           3,773,000
Deferred rent expense                                     1,121,000           1,247,000
Accrued expenses and other                                   37,000              35,000
                                                        -----------         -----------

Total deferred income tax assets                          7,192,000           5,959,000
Valuation allowance                                      (7,192,000)         (5,959,000)
                                                        -----------         -----------

Net deferred income taxes                               $        --         $        --
                                                        ===========         ===========

A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                    Years Ended March 31,
                                                  ------------------------
                                                     2000             1999
                                                  -------          -------
Federal statutory rate                             (34.00)%         (34.00)%
State income taxes, net of federal benefit
Non-deductible expenses                              0.03%            0.03%
Net operating loss carryforward with                11.69%           12.47%
  no tax benefit realized
Foreign taxes                                       22.31%           21.53%
                                                     3.76%              --
                                                  =======          =======
Effective income tax rate                            3.79%            0.03%
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

At March 31, 2000, the Company has net operating loss carryforwards ("NOL's") of approximately $15,000,000 and $5,000,000 for federal and state purposes, respectively. The NOL's are available to offset future taxable income. The federal NOL's expire in 2007 through 2021, while the state NOL's expire in 2000 through 2006.

The utilization of these NOLs is limited due to restrictions imposed under the federal and state laws resulting from a change in ownership.


6. COMMITMENTS AND CONTINGENCIES

LITIGATION

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform and seeks damages of $1.25 million. The landlord has already leased the property to another tenant, which the Company believes would mitigate all, or a portion of the damages sought. Recently, the landlord has entered into an agreement to sell the property, which will likely change the damage claim of the plaintiff. Discovery is on hold until completion of the sale transaction. The Company intends to vigorously defend this action. Management does not believe the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or its results of operations.

On March 9, 2000, Russell Seheult, a former director of the Company filed suit in the Superior Court for the State of California in San Bernardino County. He alleges the Company has breached its obligation to make weekly payments in the amount of $1,000 pursuant to a purported consulting agreement between him and the Company. This matter is in the early stages of discovery, and a trial date has not been set. Management does not believe the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or its results of operations.

In addition, from time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.

OPERATING LEASES

The Company leases eight theater properties and various equipment under non-cancelable operating lease agreements that expire between the years 2000 and 2021 and require various minimum annual rentals. Several of the theater leases provide for renewal options to extend the leases for additional five-to-ten year periods. Certain theater leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of gross theater and concession revenues in excess of various specified revenue levels. Certain of the Company's former officers, directors, and stockholders personally guarantee certain of the Company's theater operating leases.

During the years ended March 31, 2000 and 1999, the Company incurred rent expense under operating leases of approximately $4,705,000 and $4,107,000, respectively. The Company did not incur any significant percentage rental expense above the base rental charges during either of the years ended March 31, 2000 and 1999.

At March 31, 2000, the aggregate future minimum lease payments due under these non-cancelable operating leases are as follows:

Year Ending                                       Theater         Equipment
March 31,                                         Leases           Leases            Total
                                               -------------    -------------     -------------
2001                                            $ 5,486,398         $ 14,771        $ 5,501,169
2002                                              5,622,834            7,682          5,630,516
2003                                              5,765,907                -          5,765,907
2004                                              5,773,778                -          5,773,778
2005                                              5,844,356                -          5,844,356
Thereafter                                       71,149,352                -         71,149,352
                                               -------------    -------------     -------------
Total minimum lease payments                   $ 99,642,625         $ 22,454       $ 99,665,079
                                               =============    =============     =============

The commitments in the table above represent the minimum cash payments required under the leases. For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. As such, because of lower lease payments in the early years of the lease terms, financial statement expense is greater than cash payments. For the years ended March 31, 2000 and 1999, rent expense charged to operations exceeded cash payment requirements by approximately $668,000 and $721,000, respectively, and resulted in an increase to the deferred rent liability by the same amount.


7.  RELATED PARTY TRANSACTIONS

John Ellison, Jr., Alan Grossberg and Russell Seheult (and Jerry Willits with respect to the lease of the Chula Vista 10, and Eileen Seheult the former wife of Russell Seheult, with respect to certain lease and bank obligations incurred or guaranteed by Mr. and Ms. Seheult on behalf of the Company) have personally guaranteed, on a joint and several basis, certain obligations of the Company pursuant to its theater leases and a mortgage loan. Certain of these obligations of the Company are secured by real or personal property pledged by such individuals. The Company has agreed to use its reasonable best efforts to obtain the releases of Mr. Ellison, Mr. Willits and Mr. Grossberg from their obligations under any personal guarantees made for the benefit of the Company or its entities. To date, no such releases have been obtained. As of March 31, 2000, such guaranteed obligations involved aggregate future payments of the Company totaling approximately $114,000,000.


8.  STOCKHOLDERS' EQUITY

COMMON STOCK AND COMMON STOCK WARRANTS

The Company completed a one-for-seven reverse stock split of its Common Stock, effective December 2, 1998 (See Note 2). The reverse stock split affected the Company's Common Stock and all options and warrants that are convertible into the Company's Common Stock. All references to shares included in the financial statements have been restated to reflect the one-for-seven reverse stock split. The Company reincorporated in Delaware effective December 1, 1998. As a result, the Company assigned a par value of $0.01 per share to its common stock. Previously the Company's common stock had no par value.

On September 23, 1997, the Company entered into an agreement (the "CAP Agreement") with CinemaStar Acquisition Partners, LLC ("CAP") and Reel Partners LLP ("Reel") whereby Reel provided $3,000,000 of interim debt financing and CAP acquired a majority equity interest in the Company through a $15 million purchase of newly issued shares of the Company's Common Stock (the "Equity Financing"). Following stockholder approval, the Equity Financing transaction was completed on December 15, 1997.

Pursuant to the CAP Agreement, CAP purchased 2,526,352 shares of Common Stock for a purchase price of $5.94 per share. CAP also received, at closing, warrants to purchase 232,947 shares of Common Stock at an exercise price of $5.94 per share. Concurrent with the execution of the CAP Agreement, the Company also issued to CAP a warrant to purchase 142,857 shares of common stock at an exercise price of $5.94 (the "Signing Warrants").

Pursuant to the terms of the CAP Agreement, the Company has and continues to be obligated to issue Adjustment Shares to CAP. The number of Adjustment Shares to be issued is based upon: (i) the recognition of any liabilities not disclosed as of August 31, 1997, (ii) certain expenses incurred and paid by the Company in connection with the contemplated transactions, (iii) any negative cash flow incurred by the Company during the period commencing August 31, 1997 and ending December 15, 1997, and (iv) operating losses experienced by, or the costs of closing, the Company's Plaza Americana 10 facility in Tijuana (now in full operation and achieving operating profits) and San Bernardino Facility (opened December 1999). The measurement of the operating losses and/or closing costs for the two facilities is cumulative, calculated in the aggregate and will take place on the earlier to occur of the closing of each such facility or December 15, 2000. The Company issued 193,037 Adjustment Shares to CAP pursuant to the terms of the CAP Agreement, in September 1998. To the extent there are (a) operating losses at the Company's Tijuana and San Bernardino facilities, calculated in the aggregate, for the three-year period ended December 15, 2000, and (b) expenditures in connection with the discovery of liabilities, or defense and/or settlement of claims, in either case relating to periods prior to August 31, 1997, the Company will be obligated to issue additional Adjustment Shares.

During fiscal year 1999, the aggregate number of shares of common stock issuable pursuant to the CAP Agreement Warrants increased by 33,674 shares to 1,090,684, and the exercise price per share with respect thereto decreased to $5.75.

In October 1998, the Company issued 100,000 Warrants to purchase a total of 14,286 shares of Common Stock at an average price per share of $7.88 to The Equity Group, its former public relations firm.

As of March 31, 1999, the Company had outstanding 4,648,562 Redeemable Warrants to purchase 1,568,704 shares of the Company's common stock. These Redeemable Warrants expired on February 6, 2000.

On March 28, 2000, the Company sold 2,424,158 shares of the Company's common stock to the Company's principal shareholder, SCP Private Equity Partners, LP ("SCP"). The purchase price was $1.44 per share for an aggregate purchase price of $3,500,000. Pursuant to the terms of the Stock Purchase Agreement, under certain circumstances the Company has the option to sell SCP an additional 692,617 shares of common stock at $1.44 per share for an aggregate purchase price of $1,000,000 at any time until March 28, 2002, so long as there have been no material adverse changes in the Company, or in the Company's business subsequent to March 28, 2000. Under the terms of the Stock Purchase Agreement, the Company granted SCP warrants to purchase an additional 779,194 shares of the Company's common stock at a price of $1.44 per share. The warrants issued in conjunction with the Stock Purchase Agreement expire on March 28, 2005. In as much as the warrants were issued at fair value, no value has been assigned to these warrants.

The following table sets forth the number of issuable or outstanding warrants as of March 31, 2000:


-----------------------------------------------------------------------------------------------
                                 Number of      Shares per        Price per          Common
Warrants                         Warrants        Warrant           Share          Stock Issuable
-----------------------------------------------------------------------------------------------
Class B Redeemable Warrants         226,438         0.33644           $19.32           76,183
-----------------------------------------------------------------------------------------------
CAP Agreement Warrants            7,399,070         0.14741            $5.75        1,090,684
-----------------------------------------------------------------------------------------------
SCP Warrants                        779,194         1.00000            $1.44          779,194
-----------------------------------------------------------------------------------------------
Other Warrants                      816,928         0.14286    $5.91 - $52.50          116,705
-----------------------------------------------------------------------------------------------
Total Warrants                    9,221,630   0.14286 - 1.0    $1.44 - $52.50       2,062,766
-----------------------------------------------------------------------------------------------


Certain of the outstanding warrants contain antidilution provisions, as defined in the applicable warrant agreements.


9. CERTAIN FINANCIAL INFORMATION

OTHER CURRENT ASSETS

Included in other current assets at March 31, 2000 and 1999 was approximately $183,000 and $189,000, respectively, representing inventory of concession supplies.

DEPOSITS AND OTHER ASSETS

Included in deposits and other assets at March 31, 2000 and 1999 was approximately $92,000 and $312,000, respectively, representing the unamortized portion of a loan origination fee paid with respect to the revolving credit facility. Through March 31, 1999 the Company was amortizing the fees over the original 7 year maturity. For fiscal year 2000 the Company has recognized amortization based on the amended maturity date of December 31, 2000. Also included in deposits and other assets at March 31, 2000 and 1999 is approximately $256,000 and $328,000, respectively, representing unamortized goodwill related to the acquisition of the remaining 25% equity in the Company's Mexican subsidiary.

ACCRUED LIABILITIES

Included in accrued liabilities at March 31, 2000 and 1999 was approximately $250,000 and $159,000, respectively, of accrued payroll, and approximately $172,000 and $128,000, respectively, of accrued property taxes.

SEASONALITY

The Company's revenues are seasonal, coinciding with the timing of major releases of motion pictures by the major distributors. Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter this trend. The timing of such releases can have a significant effect on the Company's results of operations and cash flows, and the results of one quarter are not necessarily indicative of results for subsequent quarters.


10.  STOCK OPTIONS

The Company has a Stock Option Plan, which provides for the granting of incentive stock options and non-qualified stock options. Shares reserved under the plan are 412,280 shares. Options generally vest over a period of three years, at an exercise price determined by the compensation committee, and must be exercised within ten years from the date of grant.

A summary of stock option activity follows:

------------------------------------------------------------------------------------------------------
                                               March 31, 2000                 March 31, 1999
------------------------------------------------------------------------------------------------------
                                                     Weighted Average                Weighted  Average
                                        Shares        Exercise Price     Shares       Exercise Price
------------------------------------------------------------------------------------------------------
Beginning of the year                   211,644         $   6.11         157,357         $   6.19
------------------------------------------------------------------------------------------------------
Cancelled                              (121,430)        $   6.06         (28,571)        $   6.13
------------------------------------------------------------------------------------------------------
Granted                                 116,000         $   1.44          82,857         $   5.96
------------------------------------------------------------------------------------------------------
End of  year                            206,214         $   2.69         211,644         $   6.11
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Options exercisable at year end          51,643         $   6.26          58,789         $   6.29
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Weighted average fair value of                          $   1.44                         $   7.08
options granted during the year
------------------------------------------------------------------------------------------------------

Information relating to stock options at March 31, 2000 summarized by exercise price is as follows:

                                 Options Outstanding                  Options Exercisable
                                 -------------------                  -------------------
Exercise Price                                  Weighted Average             Weighted Average
Per Share            Shares      Life (Years)    Exercise Price    Shares      Exercise Price
--------------      -------      ------------   ----------------   -------   ----------------
$  1.44             116,000           10.1          $  1.44             --             --
$  5.75              21,429            8.9          $  5.75          7,143        $  5.75
$ 6.125              68,571            7.7          $  6.13         44,286        $  6.13
$ 51.66                 214            6.3          $ 51.66            214        $ 51.66
                    -------        -------          -------        -------        -------
$1.44 to $51.66     206,214            9.2          $  2.69         51,643        $  6.26
                    =======        =======          =======        =======        =======

SFAS No. 123 requires the Company to provide pro forma information regarding results of operations and per share information as if such compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: 0% dividend yield; expected volatility of 114% and 13% for 2000 and 1999, respectively; risk free interest rate of 7.25% and 6.00% for 2000 and 1999, respectively; and expected lives of 4 years.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been substantially the same as that reflected in the accompanying consolidated statements of operations.