Form 10QSB
period 2000-06-30
CINEMASTAR LUXURY THEATERS INC
filed 2000-08-14
CIK 931085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

Common stock, $0.01 par value: 6,289,196 shares outstanding as of August 14, 2000.

Transitional Small Business Disclosure Format. (check one):

                                 YES [ ] NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
                          PART I. FINANCIAL INFORMATION

Item 1.                       Financial Statements

                              Condensed Consolidated Balance Sheet as of June 30, 2000 (Unaudited)         3

                              Condensed Consolidated Statements of Operations for the three
                               months ended June 30, 2000 and 1999 (Unaudited)                             4

                              Condensed Consolidated Statements of Cash Flows for the
                              three months ended June 30, 2000 and 1999 (Unaudited)                        5

                              Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.                       Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                    7

                        PART II. OTHER INFORMATION

Item 1.                       Legal Proceedings                                                           12

Item 2.                       Changes in Securities                                                       13

Item 3.                       Defaults in Senior Securities                                               13

Item 4.                       Submission of Matters to a Vote of Securities Holders                       13

Item 5.                       Other Information                                                           13

Item 6.                       Exhibits and Reports on Form 8-K                                            13

                              Signatures                                                                  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               June 30,
                                                                 2000
                                                             ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $    717,718
Prepaid expenses                                                  203,730
Other current assets                                              346,115
                                                             ------------

TOTAL CURRENT ASSETS                                            1,267,563

Property and equipment, net                                    13,327,921
Deposits and other assets                                         561,528
                                                             ============

TOTAL ASSETS                                                 $ 15,157,012
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit                                               $  2,000,000
Current portion of long-term debt and capital lease
  obligations                                                      29,391
Accounts payable                                                1,359,462
Accrued liabilities                                               426,934
Deferred revenue                                                  485,249
                                                             ------------

TOTAL CURRENT LIABILITIES                                       4,301,036

Long-term debt and capital lease obligations,
  net of current portion                                        1,693,498
Deferred rent liability                                         4,763,968
                                                             ------------

TOTAL LIABILITIES                                              10,758,502
                                                             ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
  authorized shares 20,000,000;
  issued and outstanding shares 6,289,196                          62,892
Additional paid-in capital                                     29,665,121
Accumulated deficit                                           (25,329,503)
                                                             ------------
TOTAL STOCKHOLDERS' EQUITY                                      4,398,510
                                                             ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,157,012
                                                             ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months ended June 30,
                                                      ---------------------------------
                                                         2000                  1999
                                                      -----------           -----------
REVENUES:

Admissions                                            $ 4,825,368           $ 5,055,021
Concessions                                             2,084,307             2,093,434
Other operating revenues                                  210,476               156,917
                                                      -----------           -----------
TOTAL REVENUES                                          7,120,151             7,305,372
                                                      -----------           -----------

COSTS AND EXPENSES:

Film rental and booking costs                           2,445,249             2,902,221
Cost of concession supplies                               369,680               375,812
Theater operating expenses                              3,632,663             3,046,044
Selling, general and administrative expenses              642,487               732,784
Depreciation and amortization                             797,490               597,127
                                                      -----------           -----------
TOTAL COSTS AND EXPENSES                                7,887,569             7,653,988
                                                      -----------           -----------
OPERATING LOSS                                           (767,418)             (348,616)

OTHER INCOME (EXPENSE):

Interest expense                                         (154,179)              (93,016)
Interest income                                            10,861                12,602
                                                      -----------           -----------
TOTAL OTHER EXPENSE                                      (143,318)              (80,414)
                                                      -----------           -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (910,736)             (429,030)

PROVISION FOR INCOME TAXES                                (62,237)                   --
                                                      -----------           -----------
NET LOSS                                              $  (848,499)          $  (429,030)
                                                      ===========           ===========
BASIC AND DILUTED NET LOSS PER SHARE                  $     (0.13)          $     (0.11)
                                                      ===========           ===========
WEIGHTED AVERAGE SHARES                                 6,289,196             3,864,986
                                                      ===========           ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months ended June 30,
                                                              ---------------------------------
                                                                 2000                  1999
                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $  (848,499)          $  (429,030)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                     797,490               597,127
Deferred rent expense                                             197,386               159,589
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                         (12,662)              (89,261)
Deposits and other assets                                          (2,058)                4,427
Accounts payable                                               (1,731,160)              522,317
Accrued and other liabilities                                    (278,053)             (272,424)
                                                              -----------           -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (1,877,556)              492,745
                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    --            (1,019,987)
                                                              -----------           -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --            (1,019,987)
                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility borrowings                               --             1,000,000
Principal payments on long-term debt and capital
  lease obligations                                               (24,922)              (51,960)
Common stock issuance costs                                       (26,809)                   --
                                                              -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (51,731)              948,040
                                                              -----------           -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,929,287)              420,798
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,646,975             2,220,396
                                                              -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   717,718           $ 2,641,194
                                                              ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest                                                      $   116,786           $    69,683
                                                              ===========           ===========
Taxes                                                                  --                    --
                                                              ===========           ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended March 31, 2000 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2001.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See Results of Operations for further discussion.

NOTE 2

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

NOTE 3

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the years. Potentially dilutive securities consist of outstanding stock options and warrants, and are not included in the computation as their inclusion would be anti-dilutive.

NOTE 4

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

NOTE 5

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

On April 4, 2000, the Company amended its Revolving Credit Agreement. Under the terms of the amendment, the total available borrowing was reduced from $15,000,000 to $5,000,000, and the termination date of credit facility was changed from August 31, 2005 to December 31, 2000. The amendment required the Company to complete the $3,500,000 sale of stock to its principal shareholder and to use $1,000,000 of the proceeds from the sale of the common stock to reduce the Company's outstanding borrowings on its credit facility from $3,000,000 to $2,000,000. The amendment waived certain covenant violations and adjusted certain positive and negative covenants to make them more consistent with the Company's expected future financial performance.

The Company is able at draw against the facility as of June 30, 2000, as the Company's leverage ratio is below the maximum established by the April 4, 2000 amendment to the Revolving Credit Agreement. The amount of borrowings available to the Company under the facility as of June 30, 2000 is not significant, as the borrowings continue to be limited by the leverage ratio covenant. As of June 30, 2000, the Company had outstanding borrowings of $2,000,000 under the facility.

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

The Company began the first quarter of fiscal 2001 with nine theaters with a total of 99 screens. On April 1, 2000, the Company added four stadium-style auditoriums to its Mission Grove complex in Riverside, California. The addition raised the total screen count at the Mission Grove location from 14 to 18, and raised the circuit-wide screen count to 103. On June 30, 2000 the Company closed its six screen theater in Chula Vista, California, reducing the Company's theater and screen count to eight and 97, respectively, as of June 30, 2000. The Company is currently attempting to sell the Chula Vista 6 property. For the entire first quarter of fiscal 2000, the Company operated eight theaters with a total of 79 screens.

The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. For the three months ended June 30, 2000, total revenues were $5,950,770 in California and $1,169,381 in Northern Mexico, compared to $6,104,236 and $1,201,136 for California and Northern Mexico, respectively in the three months ended June 30, 1999. Total assets for the California and Northern Mexico regions as at June 30, 2000 were $14,499,881 and $657,131, respectively as compared to total assets of $15,627,845 and $439,867, for the California and Northern Mexico regions respectively, as of June 30, 1999.

The Company has generated significant net losses in each fiscal year of its operations, including net losses of $5,231,252 in the fiscal year ended March 31, 2000 and a net loss of $848,499 in the quarter ended June 30, 2000. As of June 30, 2000, the Company has an accumulated deficit of approximately $25,330,000, and a working capital deficiency of approximately $3,033,000.

As of June 30, 2000, the Company held cash and cash equivalents in the amount of $717,718. The Company is obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31, 2000. Management can make no assurances as to the Company's ability to pay down its credit facility debt and fund its working capital requirements over the next twelve months.

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

These factors, among others, indicate the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Total revenues for the three months ended June 30, 2000 decreased $185,221 or 2.5% to $7,120,151 from $7,305,372 for the prior year. Admission revenues decreased $229,653 or 4.5%, concession sales decreased $9,127 or 0.4%, and other operating revenues increased by $53,559, or 34.1%. The decrease in admissions and concession revenues is attributable to a decrease in attendance, offset by modest increases in the average ticket price and concession revenues per patron. Total attendance decreased 5.6% from the first quarter of last year, however the average ticket price and the concession revenue per cap increased 1.1% and 5.4%, respectively, for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

Film rental and booking costs for the three months ended June 30, 2000 decreased $456,972 or 15.8% to $2,445,249 from $2,902,221 for the previous fiscal year's first quarter. The decrease is attributable to a decrease in admission revenues and a reduced cost of film relative to last year's first quarter. As a percentage of admission revenues, film rental and booking costs decreased to 50.7% for the three months ended June 30, 2000 from 57.4% for the three months ended June 30, 1999, due to the timing and terms of new releases in this year's first quarter compared to the prior year.

The cost of concession supplies for the three months ended June 30, 2000 decreased $6,132 or 1.6% to $369,680 from $375,812 for the previous year. The decrease is attributable to a decrease in concession revenues and reduced concession product costs relative to last year's first quarter. As a percentage of concession revenues, the cost of concession supplies decreased to 17.7% for the three months ended June 30, 2000 from 18.0% for the three months ended June 30, 1999.

Theater operating expenses for the three months ended June 30, 1999 increased $586,619 or 19.3% to $3,632,663 compared to $3,046,044 for the previous year.
This increase in operating expenses was due to the addition of the San Bernardino 20 complex which opened in December 1999, and the addition of four screens to the Mission Grove complex in April 2000. As a percentage of total revenues, theater operating expenses increased by 9.3% to 51.0% for the three months ended June 30, 2000, compared to 41.7% for the three months ended June 30, 1999.

General and administrative expenses for the three months ended June 30, 2000 decreased $90,297 or 12.3% to $642,487 compared to $732,784 for the previous year. The decrease is primarily attributable to management's efforts to reduce general and administrative costs. As a percentage of total revenues, general and administrative expense decreased by 1.0% to 9.0% for the three months ended June 30, 2000, compared to 10.0% for the three months ended June 30, 1999.

Depreciation and amortization for the three months ended June 30, 2000 increased $200,363 or 33.6% to $797,490 compared to $597,127 for the previous year, due to the increase in the Company's balance of fixed assets as a result of the addition of the San Bernardino 20 complex and the addition of four screens to the Mission Grove complex.

Interest expense for the fiscal three months ended June 30, 2000 increased $61,163 or 65.8% to $154,179 compared to $93,016 for the previous year. This increase is due to an increase in the Company's average debt balance in the first quarter of fiscal 2001 as compared to 2000.

Interest income for the three months ended June 30, 2000 decreased $1,741 or 13.8% to $10,861 from $12,602 for the three months ended June 30, 1999. This decrease is attributable to a decrease in the Company's average cash balance in the first quarter of fiscal 2001 as compared to 2000.

The net loss for the three months ended June 30, 2000 increased $419,469 or 97.8% to $848,499 from $429,030 for the three months ended June 30, 1999 as a result of the changes in revenues and expenses described in the preceding paragraphs.


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

The Company is able at draw against the facility as of June 30, 2000, as the Company's leverage ratio is below the maximum established by the April 4, 2000 amendment to the Revolving Credit Agreement. The amount of borrowings available to the Company under the facility as of June 30, 2000 is not significant, as the borrowings continue to be limited by the leverage ratio covenant. As of June 30, 2000, the Company had outstanding borrowings of $2,000,000 under the facility.

The Company has generated significant net losses in each fiscal year of its operations, including net losses of $5,231,252 in the fiscal year ended March 31, 2000 and a net loss of $848,499 in the quarter ended June 30, 2000. The fiscal year ended March 31, 2000 loss included an asset impairment charge of $2,000,000; therefore the net loss for the year excluding the asset impairment charge was $3,231,252. There can be no assurance as to when or if the Company will achieve profitability. While the Company believes it could attain profitability with its current operations, such profitability is contingent on numerous factors, many of which are outside the control of the Company. Any substantial profitability will depend, among other things, on the Company's ability to continue to grow its operations through the addition of new screens.

During the three months ended June 30, 2000, the Company's operating activities resulted in a net use of cash of $1,961,689, as compared to a net source of cash of $492,745 for the three months ended June 30, 1999. The primary cause for the difference in cash used versus generated in the first quarter of fiscal 2001 as compared to 2000 was an $1,815,293 reduction in the Company's payables during the first quarter of fiscal 2001. Approximately $1,600,000 of the reduction in payables was related to the payment of construction expenses that had been accrued as of March 31, 2000. The $419,469 increase in the first quarter net loss of the Company in 2001 versus 2000 included increases in non-cash expenses of $200,363 and $37,797 for depreciation and deferred rent expense, respectively.

During the three months ended June 30, 2000, the Company's investing activities resulted in a net source of cash of $84,133, as compared to a net use of cash of $1,019,987 for the three months ended June 30, 1999. The Company made minor property dispositions in the first quarter of 2001, where as the Company added $1,019,987 of property in the first quarter of 2000, primarily related to the construction of the San Bernardino 20.

During the three months ended June 30, 2000, the Company's financing activities resulted in a net use of cash of $51,731, as compared to a net source of cash of $948,040 for the three months ended June 30, 1999. The primary cause for the difference in cash used versus generated was that the Company only made routine debt payments in the first quarter of 2001, as compared to the first quarter of 2000 when the Company drew $1,000,000 from its credit facility to fund its construction projects, which was partially offset by routine debt payments made by the Company.

As of June 30, 2000, the Company held cash and cash equivalents in the amount of $717,718. The Company is obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31,

2000. Management can make no assurances as to the Company's ability to pay down its credit facility debt, and fund its working capital requirements over the next twelve months.

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

The Company leases eight theater properties and various equipment under non-cancelable operating lease agreements that expire between the years 2000 and 2021 and require various minimum annual rentals. Several of the theater leases provide for renewal options to extend the leases for additional five-to-ten year periods. Certain theater leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of gross theater and concession revenues in excess of various specified revenue levels. Certain of the Company's former officers, directors, and stockholders personally guarantee certain of the Company's theater operating leases. The estimated minimum lease payments due under non-cancelable operating leases for fiscal year 2001 was approximately $5,501,000. At June 30, 2000, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $99,665,000.

As of March 31, 2000, the Company had total net deferred income tax assets of approximately $7,192,000. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforward and other deferred tax assets, management has determined that the realization of the deferred tax assets is not "more likely than not." Accordingly, a 100% valuation allowance has been recorded against the net deferred income tax assets.

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

        None

ITEM 3 -- DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5 -- OTHER INFORMATION

        None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            Exhibit 10.1 Fourth Amendment and Waiver dated April 4, 2000 to the Revolving Credit Agreement dated as of October 19, 1998, as amended.

            Exhibit 27.   Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000

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