Form 10QSB
period 2000-09-30
CINEMASTAR LUXURY THEATERS INC
filed 2000-11-20
CIK 931085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 YES [X] NO [ ]

Common stock, $0.01 par value: 6,289,196 shares outstanding as of November 20, 2000.

Transitional Small Business Disclosure Format. (check one):

                                 YES [ ] NO [X]

                        CINEMASTAR LUXURY THEATERS, INC.

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------

                                PART I. FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Condensed Consolidated Balance Sheet as of September 30, 2000
             (Unaudited)                                                               3

             Condensed Consolidated Statements of Operations for the three and six
             months ended September 30, 2000 and 1999 (Unaudited)                      4

             Condensed Consolidated Statements of Cash Flows for the six
             months ended September 30, 2000 and 1999 (Unaudited)                      5

             Notes to Condensed Consolidated Financial Statements (Unaudited)          6

 Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 9

                                 PART II. OTHER INFORMATION

 Item 1.     Legal Proceedings                                                        15

 Item 2.     Changes in Securities                                                    16

 Item 3.     Defaults in Senior Securities                                            16

 Item 4.     Submission of Matters to a Vote of Securities Holders                    16

 Item 5.     Other Information                                                        16

 Item 6.     Exhibits and Reports on Form 8-K                                         16

             Signatures                                                               16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                         September 30,
                                                             2000
                                                         -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $    373,891
Prepaid expenses                                              418,075
Other current assets                                          288,047
                                                         ------------

TOTAL CURRENT ASSETS                                        1,080,013

Property and equipment, net                                12,653,231
Deposits and other assets                                     533,757
                                                         ------------

TOTAL ASSETS                                             $ 14,267,001
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit                                           $  2,000,000
Current portion of long-term debt and capital lease
  obligations                                               1,720,883
Accounts payable                                            1,008,333
Accrued liabilities                                           621,368
Deferred revenue                                              462,923
                                                         ------------

TOTAL CURRENT LIABILITIES                                   5,813,507

Long-term debt and capital lease obligations,
  net of current portion                                            -
Deferred rent liability                                     4,952,698
                                                         ------------

TOTAL LIABILITIES                                          10,766,205
                                                         ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
  authorized shares 20,000,000;
  issued and outstanding shares 6,289,196                      62,892
Additional paid-in capital                                 29,659,892
Accumulated deficit                                       (26,221,988)
                                                         ------------

TOTAL STOCKHOLDERS' EQUITY                                  3,500,796
                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 14,267,001
                                                         ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended September 30,       Six Months Ended September 30,
                                            -------------------------------       -------------------------------
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
REVENUES:

Admissions                                  $  5,636,944       $  5,679,172       $ 10,462,312       $ 10,734,193
Concessions                                    2,402,869          2,312,865          4,487,175          4,406,299
Other operating revenues                         207,676            183,281            418,153            340,197
                                            ------------       ------------       ------------       ------------

TOTAL REVENUES                                 8,247,489          8,175,318         15,367,640         15,480,689
                                            ------------       ------------       ------------       ------------

COSTS AND EXPENSES:

Film rental and booking costs                  2,907,042          3,041,058          5,352,291          5,943,280
Cost of concession supplies                      423,127            445,377            792,764            821,188
Theater operating expenses                     3,973,662          3,172,738          7,480,439          6,218,782
Selling, general and administrative
expenses                                        735,160            836,741          1,439,832          1,569,525
Depreciation and amortization                   821,241            599,758          1,618,731          1,196,885
                                            ------------       ------------       ------------       ------------

TOTAL COSTS AND EXPENSES                       8,860,232          8,095,672         16,684,057         15,749,660
                                            ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS)                         (612,743)            79,646         (1,316,417)          (268,971)

OTHER INCOME (EXPENSE):

Interest expense                                (178,028)          (115,927)          (329,989)          (208,942)
Interest income                                   20,309             27,657             28,950             40,260
                                            ------------       ------------       ------------       ------------

TOTAL OTHER (EXPENSE)                           (157,719)           (88,270)          (301,039)          (168,682)
                                            ------------       ------------       ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (770,462)            (8,624)        (1,617,456)          (437,653)

PROVISION FOR INCOME TAXES                       122,023                   -           123,623                  -

                                            ------------       ------------       ------------       ------------

NET LOSS                                    $   (892,485)      $     (8,624)      $ (1,749,079)      $   (437,653)
                                            ============       ============       ============       ============

BASIC AND DILUTED NET LOSS  PER SHARE       $      (0.14)      $      (0.00)      $      (0.28)      $      (0.11)
                                            ============       ============       ============       ============

WEIGHTED AVERAGE SHARES                        6,289,196          3,864,986          6,289,196          3,864,986
                                            ============       ============       ============       ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CINEMASTAR LUXURY THEATERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended September 30,
                                                         ------------------------------
                                                            2000               1999
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(1,741,079)      $  (437,653)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                              1,618,731         1,196,885
Deferred rent expense                                        386,116           310,522
Changes in operating assets and liabilities:
Prepaid expenses and other current assets                   (168,909)          (21,847)
Deposits and other assets                                     25,711            (2,258)
Accounts payable                                          (2,166,944)           76,210
Accrued and other liabilities                               (105,327)         (159,322)
                                                         -----------       -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (2,151,701)          962,537
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (62,418)       (2,946,396)
                                                         -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                        (62,418)       (2,946,396)
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                           -         2,000,000
Principal payments on long-term debt and capital
  lease obligations                                          (26,927)         (111,615)
Common stock issuance costs                                  (32,038)                -
                                                         -----------       -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (58,965)        1,888,385
                                                         -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2,273,084)          (95,474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,646,975         2,220,396
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   373,891       $ 2,124,922
                                                         ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest                                                 $   259,798       $   184,656
                                                         ===========       ===========

Income taxes                                             $    83,623       $         -
                                                         ===========       ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CINEMASTAR LUXURY THEATERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended March 31, 2000 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2001.

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

The Company has generated significant net losses in each fiscal year of its operations, including a net loss of $5,231,252 in the fiscal year ended March 31, 2000 and a net loss of $1,749,079 in the six months ended September 30, 2000. As of September 30, 2000, the Company has an accumulated deficit of approximately $26,220,000, and a working capital deficiency of approximately $4,733,000. As of September 30, 2000, the Company is in default on two of its debt agreements (see Note 5). The Company defaulted on four facility lease agreements on October 1, 2000, and defaulted on one additional facility lease agreement on November 1, 2000 (see Note 5). The Company's operations are also subject to risk and uncertainties inherent in the movie exhibition industry such as dependence on motion picture production and competition from larger competitors with greater financial resources. There can be no assurances that the Company will be able to achieve and to sustain profitability in the future.

The ongoing significant operating losses, working capital deficiency and other adverse conditions indicate the Company may be unable to continue as a going concern. In response to these conditions, the Company is attempting to restructure its current financing and lease agreements and secure new or additional financing. The Company is also considering various other alternatives including a comprehensive reorganization of the Company's assets and capital structure. The Company's management can give no assurances that it will be able to restructure its current financing and lease agreements or secure new or additional financing on terms favorable to the Company, if at all. See "Results of Operations" for further discussion.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The auditors' report on the Company's financial statements as of March 31, 2000 contained a modification regarding the Company's ability to continue as a going concern. If the Company is unsuccessful in resolving the issues described above, it is likely the auditors' report on the Company's March 31, 2001 financial statements will contain a going concern modification. Conversely, if the Company is successful in resolving the issues described above, the auditors' report on the Company's March 31, 2001 financial statements may not contain a going concern modification. However, given the uncertainties facing the Company, it is not possible for management to predict the financial condition of the Company at March 31, 2001, or predict whether the auditors' report on the Company's March 31, 2001 financial statements will or will not contain a modification.

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

The Company is unable at draw against the facility as of September 30, 2000, as the Company's leverage and interest coverage ratios exceed the maximums established by the April 4, 2000 amendment to the Revolving Credit Agreement. The Company will be able to draw down on the credit facility if its leverage and interest coverage ratios are under the maximum specified by the amendment, however, the amount of borrowings the Company anticipates becoming available is not expected to be significant, if any, as the borrowings will continue to be limited by the leverage and interest coverage ratio covenants. As of September 30, 2000, the Company had outstanding borrowings of $2,000,000 under the facility.

The Company signed a $1,600,000 mortgage note in January 1996 with Southern Pacific Thrift & Loan (the "Mortgage Note"). The Mortgage Note is secured by a Deed of Trust on the Company's six screen theater property on Third Avenue in Chula Vista. The Company ceased operations at this theater effective June 30, 2000, and has elected to stop making debt service payments on the Mortgage Note effective September 1, 2000. Non-payment of the monthly interest and principal payment has put the Company in default of the Mortgage Note agreement. Midland Loan Services, who services this loan, has filed a complaint with the Superior Court of California asserting its rights under the Mortgage Note agreement, and is seeking to foreclose on the property. The Company is continuing its efforts to sell the property.

As of September 30, 2000, the outstanding balance on the mortgage loan is approximately $1,558,000. The Company is in arrears on the September debt service payment of $16,648 and has incurred late fees of approximately $1,000. As a result of the default, all amounts due under the Mortgage Note have become immediately due and payable, and as such the unpaid principal balance, interest and late fees have been reflected as short term liabilities on the Company's balance sheet. During the fourth quarter of fiscal 2000, the Company recorded an asset impairment charge of $1,800,000 to write down the carrying value of this theater to an amount below the mortgage balance. The Company's management believes the property has a market value equal to or in excess of the outstanding balance of the mortgage, and therefore does not believe further impairment write downs are required.

On October 12, 2000, the Company signed a $2,000,0000 loan agreement with SCP Private Equity Partners, L.P., its primary shareholder (the "SCP Loan"). The loan is secured by a security interest in the assets of the Company that is junior to the security interest held by the Company's senior lender, Union Bank of California. The purpose of the SCP Loan is to provide the Company with interim working capital financing over the next few months as the Company's management attempts to implement strategies to improve the Company's financial performance and address its liquidity concerns. Loans will be made at the discretion of SCP. The loan bears interest at a rate of 10%, and matures on January 31, 2001. As of November 20, 2000, the Company has borrowed $350,000 under this agreement.

The Company did not make lease payments on four of its theater facility leases due October 1, 2000, and did not make lease payments on five of its theater facility leases due November 1, 2000. The Company is therefore in default on these five lease agreements. The Company's management is currently in negotiations with several of its landlords in an attempt to reduce the rent payments related to their respective properties. The Company's management can give no assurances that it will be able to renegotiate its facility lease agreements on terms favorable to the Company, if at all.

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

The Company began the first quarter of fiscal 2001 with nine theaters with a total of 99 screens. On April 1, 2000, the Company added four stadium-style auditoriums to its Mission Grove complex in Riverside, California. The addition raised the total screen count at the Mission Grove location from 14 to 18, and raised the circuit-wide screen count to 103. On June 30, 2000, the Company closed its six screen theater in Chula Vista, California, reducing the Company's theater and screen count to eight and 97, respectively, as of September 30, 2000. For the entire first six months of fiscal 2000, the Company operated eight theaters with a total of 79 screens.

The Company operates one business segment. Such segment has operations in two geographic regions, California and Northern Mexico. For the three months ended September 30, 2000, total revenues were $6,736,009 in California and $1,511,480 in Northern Mexico, compared to $6,824,407 and $1,350,911 for California and Northern Mexico, respectively in the three months ended September 30, 1999. For the six months ended September 30, 2000, total revenues were $12,686,778 in California and $2,680,862 in Northern Mexico, compared to $12,928,643 and $2,552,046 for California and Northern Mexico, respectively in the six months ended September 30, 1999. Total assets for the California and Northern Mexico regions as at September 30, 2000 were $13,652,896 and $716,342, respectively, as compared to total assets of $16,817,361 and $432,644, for the California and Northern Mexico regions respectively, as of September 30, 1999.

The Company has generated significant net losses in each fiscal year of its operations, including a net loss of $5,231,252 in the fiscal year ended March 31, 2000 and a net loss of $892,485 and $1,749,079 in the three and six month periods ended September 30, 2000, respectively. As of September 30, 2000, the Company has an accumulated deficit of approximately $26,222,000, and a working capital deficiency of approximately $4,733,000.

As of September 30, 2000, the Company held cash and cash equivalents in the amount of $373,891. The Company is obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31, 2000. Management can make no assurances as to the Company's ability to pay down its credit facility debt and fund its working capital requirements over the next twelve months.

On October 12, 2000, the Company's primary shareholder, SCP, signed a $2,000,000 loan agreement in order to provide the Company with interim working capital to continue operating. Loans under the loan agreement are at the discretion of SCP and mature on January 31, 2001. Through November 20, 2000, the Company has borrowed $350,000 under the agreement.

Management plans to improve the Company's liquidity through securing a new debt facility, either a revolving credit facility or a term loan, from a new senior lender. The Company's ability to secure a new debt facility will be enhanced if it is able to complete the sale of one of its theaters and pay off the related mortgage loan on the property. Management can give no assurances that it will be able to secure a new debt facility on terms favorable to the

Company, if at all. Further, management can give no assurances that it will be able to sell the theater property.

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

The Company is currently dependent on SCP continuing to loan the Company funds to meet its operating requirements. Further the Company must successfully renegotiate its lease agreements and refinance its debt or obtain new financing. These factors, among others, indicate the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the three months ended September 30, 2000 increased $72,171 or 0.8% to $8,247,489 from $8,175,318 for the prior year. Admission revenues decreased $42,228 or 0.7%, concession sales increased $90,004 or 3.9%, and other operating revenues increased by $24,394, or 13.3%. The decrease in admissions revenues is attributable to a decrease in attendance, offset by modest increases in the average ticket price. The increase in concession revenues is due to increased concession sales per patron. Total attendance decreased 6.3% from the second quarter of last year, however, the average ticket price and the concession revenue per cap increased 5.9% and 10.8%, respectively, for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000.

Film rental and booking costs for the three months ended September 30, 2000 decreased $134,016 or 4.4% to $2,907,042 from $3,041,058 for the previous fiscal year's second quarter. The decrease is attributable to a decrease in admission revenues and a reduced cost of film relative to last year's second quarter. As a percentage of admission revenues, film rental and booking costs decreased to 51.6% for the three months ended September 30, 2000 from 53.5% for the three months ended September 30, 1999, due to the timing and terms of new releases in this year's second quarter compared to the prior year.

The cost of concession supplies for the three months ended September 30, 2000 decreased $22,250 or 5.0% to $423,127 from $445,377 for the previous year. The decrease is attributable to reduced concession product costs relative to last year's second quarter. As a percentage of concession revenues, the cost of concession supplies decreased to 17.6% for the three months ended September 30, 2000 from 19.3% for the three months ended September 30, 1999.

Theater operating expenses for the three months ended September 30, 1999 increased $800,924 or 25.2% to $3,973,662 compared to $3,172,738 for the previous year. This increase in operating expenses was due to the addition of the San Bernardino 20 complex that opened in December 1999, and the addition of four screens to the Mission Grove complex in April 2000. As a percentage of total revenues, theater operating expenses increased by 9.4% to 48.2% for the three months ended September 30, 2000, compared to 38.8% for the three months ended September 30, 1999.

General and administrative expenses for the three months ended September 30, 2000 decreased $101,581 or 12.1% to $735,160 compared to $836,741 for the previous year. The decrease is primarily attributable to management's efforts to reduce general and administrative costs. As a percentage of total revenues, general and administrative expense decreased by 1.3% to 8.9% for the three months ended September 30, 2000, compared to 10.2% for the three months ended September 30, 1999.

Depreciation and amortization for the three months ended September 30, 2000 increased $221,484 or 36.9% to $821,241 compared to $599,758 for the previous year, due to the increase in the Company's balance of fixed assets as a result of the addition of the San Bernardino 20 complex and the addition of four screens to the Mission Grove complex.

Interest expense for the fiscal three months ended September 30, 2000 increased $62,101 or 53.6% to $178,028 compared to $115,927 for the previous year. This increase is due to an increase in the Company's average debt balance and higher interest rates on the Company's debt in the second quarter of fiscal 2001 as compared to 2000.

Interest income for the three months ended September 30, 2000 decreased $7,348 or 26.6% to $20,309 from $27,657 for the three months ended September 30, 1999. This decrease is attributable to a decrease in the Company's average cash balance in the second quarter of fiscal 2001 as compared to 2000.

The net loss for the three months ended September 30, 2000 increased $883,861 to $892,485 from $8,624 for the three months ended September 30, 1999 as a result of the changes in revenues and expenses described in the preceding paragraphs.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the six months ended September 30, 2000 decreased $113,049 or 0.7% to $15,367,640 from $15,480,689 for the prior year. Admission revenues decreased $271,881 or 2.5%, concession sales increased $80,876 or 1.8%, and other operating revenues increased by $77,956, or 22.9%. The decrease in admissions revenues is attributable to a decrease in attendance, offset by modest increases in the average ticket price. The increase in concession revenues is due to increased concession sales per patron. Total attendance decreased 5.9% from the first half of last year, however the average ticket price and the concession revenue per cap increased 3.6% and 8.3%, respectively, for the first half of fiscal 2001 as compared to the first half of fiscal 2000.

Film rental and booking costs for the six months ended September 30, 2000 decreased $590,989 or 9.9% to $5,352,291 from $5,943,280 for the previous fiscal year's first half. The decrease is attributable to a decrease in admission revenues and a reduced cost of film relative to last year's first half. As a percentage of admission revenues, film rental and booking costs decreased to 51.2% for the six months ended September 30, 2000 from 55.4% for the six months ended September 30, 1999, due to the timing and terms of new releases in this year's first half compared to the prior year.

The cost of concession supplies for the six months ended September 30, 2000 decreased $28,423 or 3.5% to $792,765 from $821,188 for the previous year. The decrease is attributable to a decrease in concession product costs relative to last year's first half. As a percentage of concession revenues, the cost of concession supplies decreased to 17.7% for the six months ended September 30, 2000 from 18.6% for the six months ended September 30, 1999.

Theater operating expenses for the six months ended September 30, 1999 increased $1,261,657 or 20.3% to $7,480,439 compared to $6,218,782 for the previous year.
This increase in operating expenses was due to the addition of the San Bernardino 20 complex that opened in December 1999, and the addition of four screens to the Mission Grove complex in April 2000. As a percentage of total revenues, theater operating expenses increased by 8.5% to 48.7% for the six months ended September 30, 2000, compared to 40.2% for the six months ended September 30, 1999.

General and administrative expenses for the six months ended September 30, 2000 decreased $129,693 or 8.3% to $1,439,832 compared to $1,569,525 for the previous year. The decrease is primarily attributable to management's efforts to reduce general and administrative costs. As a percentage of total revenues, general and administrative expense decreased by 0.7% to 9.4% for the six months ended September 30, 2000, compared to 10.1% for the six months ended September 30, 1999.

Depreciation and amortization for the six months ended September 30, 2000 increased $421,846 or 35.2% to $1,618,731 compared to $1,196,885 for the previous year, due to the increase in the Company's balance of fixed assets as a result of the addition of the San Bernardino 20 complex and the addition of four screens to the Mission Grove complex.

Interest expense for the fiscal six months ended September 30, 2000 increased $121,047 or 57.9% to $329,989 compared to $208,942 for the previous year. This increase is due to an increase in the Company's average debt balance and higher interest rates on the Company's debt in the first half of fiscal 2001 as compared to 2000.

Interest income for the six months ended September 30, 2000 decreased $11,310 or 28.1% to $28,950 from $40,260 for the six months ended September 30, 1999. This decrease is attributable to a decrease in the Company's average cash balance in the first half of fiscal 2001 as compared to 2000.

The net loss for the six months ended September 30, 2000 increased $1,311,426 to $1,749,079 from $437,653 for the six months ended September 30, 1999 as a result of the changes in revenues and expenses described in the preceding paragraphs.

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

The Company is unable at draw against the facility as of September 30, 2000, as the Company's leverage and interest coverage ratios exceed the maximums established by the April 4, 2000 amendment to the Revolving Credit Agreement. The Company will be able to draw down on the credit facility if its leverage and interest coverage ratios are under the maximum specified by the amendment, however the amount of borrowings the Company anticipates becoming available is not expected to be significant, if any, as the borrowings will continue to be limited by the leverage and interest coverage ratio covenants. As of September 30, 2000, the Company had outstanding borrowings of $2,000,000 under the facility.

The Company signed a $1,600,000 mortgage note in January 1996 with Southern Pacific Thrift & Loan (the "Mortgage Note"). The Mortgage Note is secured by a Deed of Trust on the Company's six screen theater property on Third Avenue in Chula Vista. The company ceased operations at this theater effective June 30, 2000, and has elected to stop making debt service payments on the Mortgage Note effective August 31, 2000. Non-payment of the monthly interest and principal payment has put the Company in default of the Mortgage Note agreement. Midland Loan Services, who services this loan, has filed a complaint with the Superior Court of California asserting its rights under the Mortgage Note agreement, and is seeking to foreclose on the property. The Company is continuing its efforts to sell the property.

As of September 30, 2000, the outstanding balance on the mortgage loan is approximately $1,558,000. The Company is also in arrears on the September debt service payment of $16,648 and has incurred late fees of approximately $1,000. As a result of the default, all amounts due under the Mortgage Note have become immediately due and payable, and as such the unpaid principal balance, interest and late fees have been reflected as short term liabilities on the Company's balance sheet. During the fourth quarter of fiscal 2000, the Company recorded an asset impairment charge of $1,800,000 to write down the carrying value of this theater to an amount below the mortgage balance. The Company's management believes the property has a market value equal to or in excess of the outstanding balance of the mortgage, and therefore does not believe further impairment write downs are required.

On October 12, 2000 the Company signed a $2,000,0000 loan agreement with SCP Private Equity Partners, L.P., its primary shareholder (the "SCP Loan"). The loan is secured by a security interest in the assets of the Company that is junior to the security interest held by the Company's senior lender, Union Bank of California. The purpose of the SCP Loan is to provide the Company with interim working capital financing over the next few months as the Company's management attempts to implement strategies to improve the Company's financial performance and address its liquidity concerns. Loans will be made at the discretion of SCP. The loan bears interest at a rate of 10%, and matures on January 31, 2001. As of November 20, 2000, the Company has borrowed $350,000 under this facility.

The Company has generated significant net losses in each fiscal year of its operations, including a net loss of

$5,231,252 in the fiscal year ended March 31, 2000 and a net loss of $892,485 and $1,749,079 in the three and six month periods ended September 30, 2000, respectively. The fiscal year ended March 31, 2000 loss included an asset impairment charge of $2,000,000; therefore the net loss for the year excluding the asset impairment charge was $3,231,252. There can be no assurance as to when or if the Company will achieve profitability.

During the six months ended September 30, 2000, the Company's operating activities resulted in a net use of cash of $2,151,701, as compared to a net source of cash of $962,537 for the six months ended September 30, 1999. The primary cause for the difference in cash used versus generated in the first half of fiscal 2001 as compared to 2000 was an $2,166,944 reduction in the Company's payables during the first half of fiscal 2001. Approximately $1,600,000 of the reduction in payables was related to the payment of construction expenses that had been accrued as of March 31, 2000. The $1,311,426 increase in the first half net loss of the Company in 2001 versus 2000 included increases in non-cash expenses of $421,846 and $75,594 for depreciation and deferred rent expense, respectively.

During the six months ended September 30, 2000, the Company's investing activities resulted in a net use of cash of $62,418, as compared to a net use of cash of $2,946,396 for the six months ended September 30, 1999. The Company made limited property acquisitions in the first half of 2001 primarily related to the Mission Grove expansion, where as the Company added $2,946,396 of property in the first half of 2000, primarily related to the construction of the San Bernardino 20.

During the six months ended September 30, 2000, the Company's financing activities resulted in a net use of cash of $58,965, as compared to a net source of cash of $1,888,385 for the six months ended September 30, 1999. The primary cause for the difference in cash used versus generated was that the Company only made routine debt payments in the first half of 2001, as compared to the first half of 2000 when the Company drew $2,000,000 from its credit facility to fund its construction projects, which was partially offset by routine debt payments made by the Company.

As of September 30, 2000, the Company held cash and cash equivalents in the amount of $373,891. The Company is obligated to pay down the $2,000,000 of borrowings against its credit facility, which terminates on December 31, 2000. Management can make no assurances as to the Company's ability to pay down its credit facility debt, and fund its working capital requirements over the next twelve months.

On October 12, 2000, the Company's primary shareholder, SCP, signed a $2,000,000 loan agreement in order to provide the Company with interim working capital to continue operating. Loans under the loan agreement are at the discretion of SCP and mature on January 31, 2001. Through November 14, 2000, the Company has borrowed $350,000 under the agreement.

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

The Company leases eight theater properties and various equipment under non-cancelable operating lease agreements that expire between the years 2000 and 2021 and require various minimum annual rentals. Several of the theater leases provide for renewal options to extend the leases for additional five-to-ten year periods. Certain theater leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of gross theater and concession revenues in excess of various specified revenue levels. Certain of the Company's former officers, directors, and stockholders personally guarantee certain of the Company's theater operating leases. The estimated minimum lease payments due under non-cancelable operating leases for fiscal year 2001 was approximately $5,501,000. At September 30, 2000, the aggregate future minimum lease payments due under non-cancelable operating leases was approximately $99,665,000.

The Company did not make lease payment on four of its theater facility leases due October 1, 2000 and did not make lease payments on five of its theater facility leases due on November 1, 2000. The Company is therefore in default on these lease agreements. The Company's management is currently in negotiations with several of its landlords in an attempt to reduce the rent payments related to their respective properties. The Company's management can give no assurances that it will be able to renegotiate its facility lease agreements on terms favorable to the Company, if at all.

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


                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On June 17, 1998, The Clark Real Estate Group, Inc. sued the Company in San Diego Superior Court alleging that the Company breached a 50-year lease relating to commercial real property located in the Rancho Del Rey Business Center consisting of approximately 35,000 square feet. The complaint alleges that the lease was terminated as a result of the Company's failure to perform and seeks damages of $1.25 million. The landlord has already leased the property to another tenant, which the Company believes would mitigate all, or a portion of the damages sought. Landlord's proposed sale is terminated. Parties are stipulating to general reference in order to permit evaluation by neutral expert. The Company intends to vigorously defend this action. Management does not believe the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or its results of operations.

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

ITEM 2 -- CHANGES IN SECURITIES

        None

ITEM 3 -- DEFAULTS IN SENIOR SECURITIES

        The Company is currently in default under two of its debt agreements. See Notes 1 and 5 and the Company's "Management Discussion and Analysis of Financial Condition and Results of Operations" above in reference thereto.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5 -- OTHER INFORMATION

        Paul W. Hobby resigned from his position as Co-Chief Executive Officer and member of the Board of Directors, effective October 19, 2000. Mr. Hobby's one year commitment to the Company had expired and he decided not to extend his commitment.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

              10.1 Loan Agreement by and between CinemaStar Luxury Theaters, Inc. and SCP Private Equity Partners, LP, dated as of October, 2000.

              10.2 Security Agreement by and between CinemaStar Luxury Theaters, Inc. and SCP Private Equity Partners, LP, dated as of October, 2000.

              Item 27.  Financial Data Schedule

        (b) REPORTS ON FORM 8-K

                None



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2000

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

                                         by: /s/ Donald H. Harnois, Jr.
                                            ------------------------------------
                                            Donald H. Harnois, Jr.
                                            Vice President and Chief Financial
                                            Officer
                                            (principal financial officer and
                                            principal accounting officer)